Form 10-Q
period 2015-06-30
WestRock Co
filed 2015-08-10
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-37484
WestRock Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3335141
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 South 5th Street, Richmond, Virginia	23219-0501
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (804) 444-1000

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 24, 2015
Common Stock, $0.01 par value	261,848,415

EXPLANATORY NOTE

On July 1, 2015 (the “Closing Date”), pursuant to the Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 (the “Business Combination Agreement”), by and among WestRock Company (formerly known as Rome-Milan Holdings, Inc.), a Delaware corporation (“WestRock”), Rock-Tenn Company, a Georgia corporation (“RockTenn”), MeadWestvaco Corporation, a Delaware corporation (“MWV”), Rome Merger Sub, Inc., a Georgia corporation (“RockTenn Merger Sub”), and Milan Merger Sub, LLC, a Delaware limited liability company (“MWV Merger Sub”), RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock (collectively, the “Combination”). The shares of both RockTenn Class A common stock, par value $0.01 per share, and MWV common stock, par value $0.01 per share, were suspended from trading on the New York Stock Exchange (“NYSE”) prior to the open of trading on July 2, 2015. The business currently conducted by WestRock is the combined businesses conducted by RockTenn and MWV prior to the Combination.

WestRock is the successor issuer to RockTenn and MWV pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(d) under the Exchange Act, shares of WestRock common stock, par value $0.01 per share (“WestRock Common Stock”), were deemed to be registered under Section 12(b) of the Exchange Act, and WestRock is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.  On July 2, 2015, shares of WestRock Common Stock began regular-way trading on the NYSE under the ticker symbol “WRK”.

As a result of the Combination RockTenn and MWV are no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, WestRock is providing supplemental disclosures in Appendix A regarding RockTenn, which is the accounting acquirer in the Combination, pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements and Item 303 of Regulation S-K for Management's discussion and analysis of financial condition and results of operations. The information contained in Appendix A is incorporated by reference and should be read in conjunction with this WestRock quarterly report on Form 10-Q for the quarter ended June 30, 2015 (the “Form 10-Q”). Capitalized terms used in the Form 10-Q, but not defined, have the meanings given to them in the “Glossary of Terms” in Appendix A.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement in connection with the Combination. As a result, WestRock has presented a Condensed Consolidated Balance Sheet at June 30, 2015 which reflects the 1,000 shares of WestRock Common Stock at a par value of $0.01 per share and no Condensed Consolidated Statement of Income, Condensed Consolidated Statement of Comprehensive Income or Condensed Consolidated Statement of Cash Flows as each had no activity in the periods presented.

Since the Combination closed after the end of the June 30, 2015 quarter covered by the Form 10-Q, the Form 10-Q reflects the results of WestRock for periods prior to the Combination. The information contained in Appendix A reflects the results of RockTenn, the accounting acquirer, for periods prior to the Combination.

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In Whole Dollars, Except Share Data)

June 30, 2015
ASSETS
Note receivable	$10
$10
LIABILITIES AND EQUITY
Common stock, $0.01 par value, 1,000 shares authorized and outstanding	$10
$10
See Accompanying Notes to Condensed Consolidated Balance Sheet

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” in the Notes to Condensed Consolidated Balance Sheet for WestRock contained herein refer to the business of WestRock and its wholly-owned subsidiaries prior to the consummation of the Combination on July 1, 2015.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement in connection with the Combination. As a result, WestRock has a Condensed Consolidated Balance Sheet which reflects the 1,000 shares of WestRock Common Stock at a par value of $0.01 per share and no Condensed Consolidated Statement of Income, Condensed Consolidated Statement of Comprehensive Income or Condensed Consolidated Statement of Cash Flows as each had no activity in the periods presented. The business currently conducted by WestRock is the combined businesses conducted by RockTenn and MWV prior to the Combination. Prior to the Combination, RockTenn was one of North America’s leading providers of packaging solutions and manufacturers of containerboard and paperboard and operated locations in the United States, Canada, Mexico, Chile, Argentina and Puerto Rico. Prior to the Combination, MWV was a global packaging company providing innovative solutions to the world’s most admired brands in the healthcare, beauty and personal care, food, beverage, home and garden, tobacco, and agricultural industries. MWV also produced specialty chemicals for the automotive, energy, and infrastructure industries and sought to maximize the value of its development land holdings in the Charleston, South Carolina region. As discussed in the Explanatory Note, since the Combination closed after the end of the June 30, 2015 quarter covered by the Form 10-Q, the Form 10-Q reflects the results of WestRock for periods prior to the Combination. WestRock’s fiscal year end is September 30. The information contained in Appendix A reflects the results of RockTenn, the accounting acquirer, for periods prior to the Combination.

Note 1.	Interim Financial Statements

Our independent registered public accounting firm has not audited our accompanying interim balance sheet. In the opinion of our management, the Condensed Consolidated Balance Sheet reflects all adjustments, which are of a normal recurring nature, necessary for the fair presentation of our financial position.

Note 2.	Recently Issued Standards

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share”. This ASU amends ASC 820 “Fair Value Measurement” and eliminates the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (or its equivalent) practical expedient. Investments for which fair value is measured at net asset value per share using the practical expedient should not be categorized in the fair value hierarchy. However, disclosures on investments for which fair value is measured at net asset value as a practical expedient should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We currently expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption, applied retrospectively to all periods presented. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers Accounting for Fees Paid in a Cloud Computing Arrangement”, which amends ASC 350 “Intangibles--Goodwill and Other Internal-Use Software”. The ASU requires entities to record a software license intangible asset if a hosting arrangement for internal-use software allows the entity to take possession of the software, and it is feasible that the entity can run the software on its own hardware, or contract a vendor to host the software. These provisions are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We currently expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We are currently evaluating the impact of these provisions.

In April 2015, the FASB issued ASU 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. This ASU amends ASC 715 “Retirement Plans” and allows entities to use a practical expedient to measure defined benefit plan assets and obligations using a month-end that is closest to the entity’s fiscal year end, as well as the option to use the closest date to a significant event when plan assets and obligations are remeasured. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We currently expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

Notes to Condensed Consolidated Balance Sheet (Unaudited) (Continued)

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which amends certain provisions of ASC 835 “Interest-Imputation of Interest”. The ASU requires that debt issuance costs for a recorded liability be presented in the balance sheet as a reduction of the carrying amount of the debt. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation-Amendments to the Consolidation Analysis”, which amends certain provisions of ASC 810 “Consolidation”. The amendment requires the consideration of additional criteria in (i) the analysis and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. Based on our current stock compensation awards, we do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU was scheduled to be effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. However, in July 2015 the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date. As a result, we expect to adopt these provisions on October 1, 2018, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of these provisions.

Note 3.	Subsequent Events

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into the RockTenn, with the RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock. RockTenn is the accounting acquirer. We believe the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

The merger consideration is currently estimated at $8,287.4 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of WestRock Common Stock and approximately $667.8 million in cash. At the effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of WestRock Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of WestRock Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the merger consideration is approximately $211.5 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms.

Notes to Condensed Consolidated Balance Sheet (Unaudited) (Continued)

We expect to report future financial results in four reportable segments which represent the aggregation of similar operations across RockTenn and MWV: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. Corrugated Packaging will consist of corrugated mill and packaging operations in North America, Brazil and India, and our recycling operations, which reflect the combination of RockTenn’s Corrugated Packaging and Recycling segments with MWV’s Industrial segment. Consumer Packaging will consist of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations, which reflects the combination of MWV’s Food & Beverage and Home, Health & Beauty segments and RockTenn’s Consumer Packaging and Merchandising Displays segments. Specialty Chemicals is the MWV segment that manufactures and distributes specialty chemicals for the transportation, energy, and infrastructure industries. Land and Development is the MWV Community Development and Land Management segment that develops and sells real estate primarily in the Charleston, South Carolina market. WestRock intends to complete the separation of its specialty chemicals business through a spin-off or other alternative transaction in the first quarter of 2016. However, there can be no assurance of the timeframe in which the separation will occur or that the separation will occur at all.

Preliminary Allocation of Merger Consideration

We are in the process of analyzing the estimated fair values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances. Thus, the allocation of the merger consideration and lives assigned is preliminary and subject to material revision as additional information is obtained during the measurement period. Also, due to the limited time since the Combination, and the on-going valuation work, we are unable to provide the pro forma revenue and earnings of the combined entity. We will include this information in our next SEC filing, our Fiscal 2015 Form 10-K. The following table summarizes our current estimate of the estimated fair values of the assets acquired and liabilities assumed upon the consummation of the Combination.

Opening balance effective July 1, 2015 (in millions):

Cash and cash equivalents	$265.7
Current assets, excluding cash and cash equivalents	1,831.7
Property, plant, equipment and forestlands	4,041.5
Prepaid pension asset	1,407.8
Goodwill	3,845.9
Intangible assets	2,917.4
Restricted assets held by special purpose entities	1,302.0
Other long-term assets	373.6
Total assets acquired	$15,985.6

Current portion of debt	$62.3
Current liabilities	1,004.8
Long-term debt due after one year	2,081.9
Non-recourse liabilities held by special purpose entities	1,181.0
Accrued pension and other long-term benefits	230.6
Deferred income tax liabilities	2,515.7
Other long-term liabilities	447.9
Noncontrolling interest	174.0
Total liabilities and noncontrolling interest assumed	$7,698.2

Net assets acquired	$8,287.4
The preliminary allocation of merger consideration for the transaction includes, among other things:

•	$2,807.5 million of customer relationships which will be amortized over a range of 18 to 21 years based on a straight-line basis because the amortization pattern is not reliably determinable;

•	$51.9 million of trademarks which will be amortized over 5 years;

•	$55.6 million of patents which will be amortized over a range of 3 to 15 years;

•	$38.5 million of unfavorable contracts which will be amortized over 1 to 9 years; and

Notes to Condensed Consolidated Balance Sheet (Unaudited) (Continued)

•	a $337.5 million adjustment to increase the carrying value of the debt assumed to fair value, the adjustment will be amortized over 1 to 32 years.

The preliminary estimated fair value assigned to goodwill of $3,845.9 million is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization and increased vertical integration and synergistic opportunities) and the assembled work force of MWV. As the transaction closed on July 1, 2015, we expect to incur additional merger-related expenses primarily in the quarter ending September 30, 2015 related to the transaction, including expensing an estimated $106.2 million for inventory stepped-up to fair value.

Credit Agreement

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) among the Company, as borrower, RockTenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp., a Nova Scotia unlimited liability company (“RockTenn Canada”), as Canadian borrower, the other borrowers from time to time party thereto, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for a syndicate of lenders.  The Credit Agreement provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which can be drawn on a delayed draw basis not later than nine months after the closing of the Credit Agreement in up to two separate draws) (the “Term Loan Facility”) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Certain proceeds of the Credit Facilities were used to repay certain indebtedness of the Company’s subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination.  On July 1, 2015, after giving effect to the refinancing described above, WestRock had more than $3.5 billion of availability under the Credit Facilities and existing receivables-backed financing facility, which may be used to provide for ongoing working capital needs and for other general corporate purposes. The Credit Facilities are guaranteed by RockTenn and MWV, which became wholly owned subsidiaries of WestRock following the consummation of the Combination.

At the Company’s option, loans issued under the Credit Facilities will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin.  Loans will initially bear interest at LIBOR plus 1.125% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.125% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.000% per annum and LIBOR plus 1.750% per annum (or between the alternate base rate plus 0.000% per annum and the alternate base rate plus 0.750% per annum), based upon the Company’s corporate credit ratings or the Leverage Ratio (as defined in the Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time.  In addition, the Company will be required to pay fees that will fluctuate between 0.125% per annum to 0.300% per annum on the unused amount of the Revolving Credit Facility, based upon the Company’s corporate credit ratings or the Leverage Ratio (whichever yields a lower fee) at such time.  Loans under the Credit Facilities may be prepaid at any time without premium.

The Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including: financial covenants (including maintenance of a maximum consolidated debt to capitalization ratio and a minimum consolidated interest coverage ratio) and limitations on liens, additional indebtedness and asset sales and mergers.  The Credit Agreement also contains usual and customary events of default, including: non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; default on other material debt; bankruptcy or insolvency; incurrence of certain material ERISA liabilities; material judgments; impairment of loan documentation; change of control; and material breach of obligations under securitization programs.

Farm Credit Facility

On July 1, 2015, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Credit Facility”). The proceeds from the Farm Credit Facility were used by the borrowers under the facility to finance (or refinance) investments made by the borrowers that satisfy both of the following criteria: (a) such investments are (or were) made in order to allow existing mills to (i) utilize waste and waste product (including mixed paper post-consumer materials and old corrugated containers) as inputs for their operations or (ii) generate electric power from renewable energy sources (namely, energy conversion systems fueled by biomass) and to use the renewable power generated by the mills for their operations and (b) such investments are (or were) made in mills that are located in rural areas with populations of no more than 20,000.  The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV.

Notes to Condensed Consolidated Balance Sheet (Unaudited) (Continued)

Public Bonds, IDBs, and Other

Following the Combination, the public bonds and certain industrial development bonds (“IDBs”) of RockTenn and MWV are guaranteed by WestRock and the RockTenn public bonds, MWV public bonds and certain IDBs have cross-guarantees by MWV and RockTenn, respectively, as outlined in the WestRock Current Report on Form 8-K filed on July 2, 2015. In connection with the Combination, we have increased MWV’s carrying value of debt by $337.5 million to reflect the debt assumed at fair value. We have a $700.0 million Receivables-Backed Financing Facility (the “Receivables Facility”) which matures on October 24, 2017. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.89% as of June 30, 2015. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. Prior to the Combination, our Receivables Facility included a “change of control” default/termination provision and, accordingly, we amended the facility in connection with the Combination to allow for the change of control and to make other immaterial amendments.

We also have an agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party (the “A/R Sales Agreement”). Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. The A/R Sales Agreement allows for a maximum of $300.0 million of receivables to be sold at any point in time.

Pension Plan Merger and Plan Change

In connection with the Combination, the Rock-Tenn Company Consolidated Pension Plan and MWV U.S. qualified defined benefit pension plans assigned the role of plan sponsor to WestRock. On July 2, 2015, WestRock merged the MWV U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. Upon the merger, the terms and provisions of the legacy MWV plans were incorporated into the merged plan.

Additionally, on July 30, 2015, WestRock approved changes to freeze the WestRock Company Consolidated Pension Plan for U.S. salaried and non-union hourly employees. Affected employees will continue to accrue a benefit through December 31, 2015, except for employees in the legacy MWV U.S. qualified defined benefit pension plans that meet the criteria for grandfathering. Those employees meeting a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, will be grandfathered and continue to accrue a benefit until December 31, 2020 or their termination date, if earlier. The new WestRock retirement program for U.S. salaried and non-union hourly employees will be a defined contribution benefit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. WestRock aspires to be the premier partner and unrivaled provider of paper and packaging solutions in consumer and corrugated markets. WestRock's 42,000 team members will support customers around the world from approximately 275 operating and business locations spanning North America, South America, Europe and Asia. The purchase price for the merger is currently estimated at $8,287.4 million as described in “Note 3. Subsequent Events” of the Notes to the Condensed Consolidated Balance Sheet included herein.

During the pre-merger integration planning period, we made substantial progress in developing WestRock’s post-close synergy capture activities and go-to-market strategies, and beginning on July 1, WestRock was able to immediately begin executing its plans. WestRock highlights to date include the following:

•
Previously identified $300 million of merger-related synergies. WestRock has established a total productivity and cost reduction goal that incorporates these merger-related cost reductions with the ongoing productivity efforts across the entire company. This combined merger-related, synergy and performance improvement goal is $1.0 billion, before inflation, to be realized by September 30, 2018.

•	Established a stockholder-friendly capital allocation strategy with which to manage the business:

◦	A target normalized Leverage Ratio (as defined in the Credit Agreement) of 2.25x - 2.50x;

◦	Announced an annualized dividend of $1.50 per share; and

◦	Announced a share repurchase authorization of up to 40 million shares.

•	Merged the U.S. qualified defined benefit pension plans of RockTenn and MWV on July 2, 2015, resulting in expected contribution savings of approximately $550 million cumulatively through 2024.

We expect to report future financial results in four reportable segments, which represent the aggregation of similar operations across RockTenn and MWV: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. Corrugated Packaging will consist of corrugated mill and packaging operations in North America, Brazil and India, and our recycling operations, which reflect the combination of RockTenn’s Corrugated Packaging and Recycling segments with MWV’s Industrial segment. Consumer Packaging will consist of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations, which reflects the combination of MWV’s Food & Beverage and Home, Health & Beauty segments and RockTenn’s Consumer Packaging and Merchandising Displays segments. Specialty Chemicals is the MWV segment that manufactures and distributes specialty chemicals for the transportation, energy, and infrastructure industries. Land and Development is the MWV Community Development and Land Management segment that develops and sells real estate primarily in the Charleston, South Carolina market. WestRock intends to complete the separation of its specialty chemicals business through a spin-off or other alternative transaction in the first quarter of fiscal 2016, however, there can be no assurance of the timeframe or that the separation will occur.

Overview / Results of Operations

Prior to the Combination, WestRock had not conducted or engaged in activities or transactions other than those incidental to the formation and matters contemplated by the Business Combination Agreement. As such, we had no results of operations to report.

Liquidity and Capital Resources

In connection with the Combination, on July 1, 2015, we entered into a Credit Agreement that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which can be drawn on a delayed draw basis not later than nine months after the closing of the Credit Agreement) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. Certain proceeds of the Credit Facilities were used to repay certain indebtedness of the Company’s subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination.  On July 1, 2015, after giving effect to the refinancing described above, WestRock had more than $3.5 billion of availability under the Credit Facilities and existing receivables-backed financing facility, which may be used to provide for ongoing working capital needs and for other general corporate purposes. The Credit Facilities are unsecured and, as of July 1, 2015, are guaranteed by RockTenn and MWV. The Credit Agreement contains usual and customary representations, warranties and covenants.

Additionally, on July 1, 2015, we entered into the Farm Loan Credit Agreement which provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million. We also have a $700 million Receivables Facility that matures October 24, 2017, and an A/R Sales Agreement that allows for a maximum of $300 million of receivables to be sold at any point in time. For more information regarding our liquidity, see “Note 3. Subsequent Events” of the Notes to the Condensed Consolidated Balance Sheet included herein.

In July 2015, WestRock’s board of directors approved our August 2015 quarterly dividend of $0.375 per share, indicating a current annualized dividend of $1.50 per share. WestRock's board of directors also authorized a repurchase program of up to 40.0 million shares of WestRock Common Stock, representing approximately 15 percent of the outstanding WestRock Common Stock as of the July 1, 2015. Based on the equity market value of the Company on July 1, 2015, this repurchase program equates to approximately $2.5 billion of market value. Shares of WestRock Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by the Company at its discretion based on factors including the market price of the WestRock Common Stock, general economic and market conditions, and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Pension Plan Merger and Plan Change

In connection with the Combination, the Rock-Tenn Company Consolidated Pension Plan and MWV U.S. qualified defined benefit pension plans assigned the role of plan sponsor to WestRock. On July 2, 2015, WestRock merged the MWV U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. Upon the merger, the terms and provisions of the legacy MWV plans were incorporated into the merged plan. We expect contribution savings of approximately $550 million through 2024 as a result of the plan merger. Excluding the aforementioned pension plans, we expect to make future contributions primarily to our foreign pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. We estimate our contributions to the foreign pension plans in fiscal 2016 to be approximately $42 million.

Additionally, on July 30, 2015, WestRock approved changes to freeze the WestRock Company Consolidated Pension Plan for U.S. salaried and non-union hourly employees. Affected employees will continue to accrue a benefit through December 31, 2015, except for employees in the legacy MWV U.S. qualified defined benefit pension plans that meet the criteria for grandfathering. Those employees meeting a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, will be grandfathered and continue to accrue a benefit until December 31, 2020 or their termination date, if earlier. The new WestRock retirement program for U.S. salaried and non-union hourly employees will be a defined contribution benefit.

Forward-Looking Statements

Statements in this report, including Appendix A hereto, that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our belief that the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions; our expectation of completing the specialty chemicals spin-off or other alternative transaction and the timing thereof; our expectation to incur additional merger-related expenses in the quarter ending September 30, 2015 related to the Combination, including expensing an estimated $106.2 million for inventory stepped-up to fair value; that WestRock aspires to be the premier partner and unrivaled provider of paper and packaging solutions in consumer and corrugated markets; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness based on our continual review of our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness; our merger-related synergy and performance improvement goal of $1.0 billion, before inflation, to be realized by September 30, 2018 that incorporates merger-related cost reductions with the ongoing productivity efforts across the entire company; our expectation of paying an annualized dividend of $1.50 per share; our expectation that we will have contribution savings of approximately $550 million through 2024 as a result of merging the U.S. qualified defined benefit pension plans of RockTenn and MWV and, excluding the merged pension plans, we expect to make future contributions to our foreign pension plans in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of Canadian pension requirements and other regulations; our expectation that we will make contributions of approximately $42 million to our foreign pension plans in fiscal 2016; our expectation that each of ASU 2015-07, ASU 2014-12, ASU 2015-02, ASU 2015-03 and ASU 2015-04 will not have a material effect on our or RockTenn’s consolidated financial statements; amounts and timing of capital expenditure projects; RockTenn’s estimate of the cost and timing of its compliance with the Boiler MACT rules; RockTenn’s belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; RockTenn’s expectation that buyer-specific synergies will arise after its Tacoma Mill, NPG and AGI In-Store acquisitions (e.g., enhanced reach of the combined organization, increased vertical integration and/or synergies) and their assembled work forces; RockTenn’s belief that the acquisition of the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved its ability to satisfy West Coast customers and generate operating efficiencies across its containerboard system; RockTenn’s belief that NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands its customer base and significantly improves its ability to provide retail insights, innovation and connectivity to all of its customers; RockTenn’s belief that NPG is a strong strategic fit that will strengthen its displays business; RockTenn’s belief that the acquisition of AGI In-Store supports its strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster its growing retail presence; RockTenn’s belief that it has significant opportunity to improve its performance via capital investment in its box plant system; RockTenn’s pre-merger anticipation that it will be able to fund its capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under its Credit Facility and Receivables Facility, proceeds from its A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; RockTenn’s expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; RockTenn’s belief that integration activities related to the Smurfit-Stone Acquisition will be completed by the end of fiscal 2015; and the Antitrust Litigation and other lawsuits and claims arising out of the conduct of our business.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination; whether and when the spin-off of our specialty chemicals business will occur; our ability to effectively integrate the operations of RockTenn and MWV; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of CBPC; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase company stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit agreements, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prior to the Combination, WestRock had not conducted or engaged in activities or transactions other than those incidental to its formation and matters contemplated by the Business Combination Agreement. Therefore, we were not exposed to significant market risks. As a result of the Combination, we will be exposed to market risk from changes in, including but not limited to, interest rates, commodity prices and foreign currency. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we may periodically enter into various hedging transactions. There can be no assurance that we will manage or continue to manage any risks in the future or that our efforts will be successful. We expect the market risks of WestRock to be generally consistent with those of RockTenn and MWV as previously disclosed in their Form 10-Ks for the years ended September 30, 2014 and December 31, 2014, respectively.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Prior to the Combination, WestRock had not conducted or engaged in activities or transactions other than those incidental to its formation and matters contemplated by the Business Combination Agreement. Therefore, we were not exposed to significant legal proceedings. As a result of the Combination, we are subject to the matters affecting MWV and RockTenn as well as matters related to the Combination.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. At this stage of the lawsuit, the court has granted the Plaintiffs’ motion for class certification and the class defendants, including RockTenn, have filed a petition to appeal that decision. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our results of operations, financial condition, cash flows and/or the trading price of WestRock Common Stock. In evaluating us, our business and an investment in our securities, you should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial could also adversely impact our business in the future.

We May Fail to Realize the Anticipated Benefits of the Combination

The success of the Combination will depend on, among other things, WestRock’s ability to combine the RockTenn and MWV businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the identified projected stand-alone cost savings and revenue growth trends. On a combined basis, WestRock expects to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. This combined merger-related, synergy and performance improvement goal is $1.0 billion, before inflation, to be realized by September 30, 2018. Management also expects WestRock will enjoy revenue synergies, such as expense sharing, expanded and complementary product offerings and increased geographic reach of the combined businesses as well as cost savings. However, WestRock must successfully combine the businesses of RockTenn and MWV in a manner that permits these cost savings and synergies to be realized. In addition, WestRock must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If WestRock is not able to successfully achieve these objectives, the anticipated benefits of the Combination may not be realized fully or at all or may take longer to realize than expected.

The Failure to Successfully Integrate Certain Businesses and Operations of RockTenn and MWV in the Expected Time Frame May Adversely Affect Our Future Results

Historically, RockTenn and MWV operated as independent companies. The business currently conducted by WestRock is the combined businesses conducted by RockTenn and MWV prior to the Combination. The management of WestRock may face significant challenges in consolidating certain businesses and the functions of RockTenn and MWV, integrating their technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies and retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Combination may also disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect WestRock’s relationships with employees, suppliers, customers and others with whom RockTenn and MWV had business or other dealings or limit WestRock’s ability to achieve the anticipated benefits of the Combination. In addition, difficulties in integrating the businesses or regulatory functions of RockTenn and MWV could harm the reputation of WestRock.

Combining the Businesses of RockTenn and MWV May Be More Difficult, Costly or Time-Consuming than Expected, Which May Adversely Affect Our Results and Negatively Affect the Value of WestRock Common Stock

RockTenn and MWV entered into the Business Combination Agreement because each believed that the Combination would be beneficial to its respective company and stockholders or shareholders, as applicable, and that combining the businesses of RockTenn and MWV would produce benefits and cost savings. If WestRock is not able to successfully combine the businesses of RockTenn and MWV in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Combination may not be realized fully, or at all, or may take longer to realize than expected, and the value of WestRock Common Stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Combination, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of WestRock, which may adversely affect the value of WestRock Common Stock. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved, may be lower than what WestRock expects and may take longer to achieve than anticipated. In addition, the expected contribution savings from merging the U.S. pension plans of the companies may be higher or lower than anticipated. If WestRock is not able to adequately address integration challenges, we may be unable to successfully integrate MWV’s and RockTenn’s operations or to realize the anticipated benefits of the integration of the two companies.

RockTenn and MWV Have, and WestRock Expects to Incur Significant Transaction and Integration Costs in Connection with the Combination

RockTenn and MWV have incurred and WestRock expects to incur a number of non-recurring costs associated with the Combination. These costs and expenses include but are not limited to financial advisory, bank fees, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges and integration costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Combination. While we assumed that a certain level of expenses would be incurred in connection with the Combination, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. There may also be additional unanticipated significant costs in connection with the Combination that WestRock may not recoup. These costs and expenses could reduce the benefits and additional income WestRock expects to achieve from the Combination. Although WestRock expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

There Can Be No Assurance That the Separation of our Specialty Chemicals Business Will Occur, and Until it Occurs, the Terms of the Separation May Change and We and Our Stockholders May Not Realize the Potential Benefits from the Separation of our Specialty Chemicals Business

Although WestRock intends to complete the separation of its specialty chemicals business through a spin-off or other alternative transaction in the first quarter of 2016, there can be no assurance of the timeframe in which the separation will occur or that the separation will occur at all. Until the separation occurs, WestRock will have the discretion to determine and change the terms of the separation or determine not to proceed with the separation.

WestRock and its stockholders may not realize the potential benefits expected from the spin-off of its specialty chemicals business. In addition, WestRock has incurred and will continue to incur significant costs and some negative effects from the separation of the specialty chemicals business, including loss of access to some of the financial, managerial and professional resources from which MWV benefited in the past and diminished diversification of revenue sources, which may increase volatility of results of operations, cash flows, working capital and financing requirements.

In addition, until the market has fully analyzed the value of WestRock after the separation of its specialty chemicals business, WestRock Common Stock may experience more market price volatility than usual. It is also possible that the combined market prices of WestRock Common Stock and the common stock of the new specialty chemicals business immediately after the separation will be more or less than the market prices of WestRock Common Stock immediately before the separation.

We are Exposed to the Risks Related to International Sales and Operations

RockTenn predominately operated in the domestic U.S. markets, but MWV derived a large portion of its total sales from outside of the United States. For example, for its fiscal year ended December 31, 2014, MWV derived approximately half of its total sales from outside of the United States, which includes export sales to its foreign customers. Therefore, WestRock has exposure to risks of operating in many foreign countries, including:

• difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;
• unexpected changes in political or regulatory environments;
• earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;
• restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;
• political and economic instability;
• import and export restrictions and other trade barriers;
• difficulties in maintaining overseas subsidiaries and international operations;
• difficulties in obtaining approval for significant transactions;
• government limitations on foreign ownership;
• government takeover or nationalization of business;
• government mandated price controls; and
• fluctuations in foreign currency exchange rates.
Any one or more of the above factors could adversely affect the international operations of WestRock and could significantly affect its results of operations, financial condition and cash flows.

We May Face Increased Costs and Reduced Supply of Raw Materials and Energy

Historically, the costs of recovered paper and virgin fiber, our principal externally sourced raw materials, have fluctuated significantly due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper. Certain published indexes contribute to price setting. Future changes in how these indexes are established or maintained could impact pricing. Furthermore, there has been a substantial increase in demand for U.S. sourced recovered paper by Asian countries. These increasing demands have resulted in, and may result in further, cost increases. While the cost of virgin fiber has historically been less volatile than recycled fiber, it also fluctuates, particularly during prolonged periods of heavy rain or during housing construction slowdowns. Recycled and virgin paperboard and containerboard are the primary raw materials that our converting operations use. The failure to obtain these supplies or the failure to obtain these or other supplies at reasonable market prices could have an adverse effect on our results of operations. At times, the cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of recovered paper, virgin fiber or other raw materials, or of natural gas, fuel oil, coal or other energy through price increases for our products. Further, a reduction in availability of recovered paper, virgin paperboard, virgin fiber or other raw materials or energy sources due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

We May Experience Pricing Variability

The paperboard, containerboard and converted products industries historically have experienced significant fluctuations in selling prices. Certain published indexes contribute to the setting of selling prices. Future changes in how these indexes are established or maintained could impact selling prices. If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty future market conditions or the selling prices for our products.

Our Earnings are Highly Dependent on Volumes

Our operations generally have high fixed operating cost components and therefore our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty.

We Face Intense Competition

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated packaging products, paperboard and containerboard companies and numerous non-integrated smaller companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe and Asia. Competition from domestic or foreign lower cost manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers, or the renewal of business with less favorable terms, may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may inhibit our ability to pass on cost increases to our customers. Customer shifts away from paperboard and containerboard packaging to packaging from other materials could adversely affect our results of operations. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products.

We Have Been Dependent on Certain Customers

Each of our segments has certain large customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

We May Incur Business Disruptions

We take measures to minimize the risks of disruption at our facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions of varied duration. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy. These types of disruptions could materially adversely affect our earnings to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar or the impact of a stronger U.S. dollar may negatively impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate, or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy, including locations such as Europe, Brazil and China, could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

We May be Unable to Successfully Complete and Finance Acquisitions

RockTenn and MWV have completed several acquisitions in recent years and we may seek additional acquisition opportunities. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete and finance acquisitions, integrate acquired operations into our existing operations, realize the anticipated synergies and business opportunities or expand into new markets. There can also be no assurance that future acquisitions will not have an adverse effect upon our operating results, or that the terms of the acquisition debt financing and our increased indebtedness following an acquisition, as well as any potential underfunded pension and postretirement liabilities of the acquired operations, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Acquired operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

We are Subject to Extensive and Costly Environmental and Other Governmental Regulation

We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances, the regulation of chemicals used in our operations, as well as other financial and non-financial regulations, including items such as air and water quality, the cleanup of contaminated soil and groundwater and matters related to the health and safety of employees.

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact of future changes in governmental regulations such as future emissions standards and climate change initiatives, including initiatives such as regulations on emissions from certain industrial boilers, and government’s enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a potentially responsible party at various third-party disposal sites pursuant to U.S. federal or state statutes. There can be no assurance that any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments or business disruptions associated with regulatory compliance, will not be material to our results of operations, financial condition or cash flows.

Our Capital Expenditures May Not Achieve the Desired Outcome or May Be Achieved at a Higher Cost

We regularly make capital expenditures with respect to our manufacturing facilities. Many of our projects are complex, costly and are implemented over an extended period of time. Consequently, it is possible that our capital expenditures could be higher than we anticipated, we may experience unanticipated business disruptions or we may not achieve the desired benefits from such projects. Should these types of conditions and risks occur with sufficient severity, there can also be no assurance that such conditions would not have an adverse effect upon our operating results.

We May Incur Additional Restructuring Costs

RockTenn and MWV have restructured portions of their operations from time to time, and we have restructured portions of our operations in connection with the Combination. It is possible that we may engage in additional restructuring initiatives. Because we are not able to predict with certainty market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

We May Incur Increased Transportation Costs

We distribute our products primarily by truck and rail, although we also distribute our products by cargo ship. Reduced availability of trucks, rail cars or cargo ships could negatively impact our ability to ship our products in a timely manner. There can be no assurance that we will be able to recoup any past or future increases in transportation rates or fuel surcharges through price increases for our products.

Work Stoppages and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our employees are governed by collective bargaining agreements (“CBAs)”. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate without unfavorable terms. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected.

We May Incur Increased Employee Benefit Costs, Our Underfunded Pension Plans Will Require Additional Cash Contributions and We May Incur Increased Funding Requirements in the Multiemployer Pension Plans in Which We Participate

Employee healthcare costs in recent years have continued to rise. The Patient Protection and Affordable Care Act has resulted in significant healthcare cost increases. Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Following the Combination, WestRock merged MWV’s U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock

Company Consolidated Pension Plan. The WestRock Company Consolidated Pension Plan is over funded. Excluding the aforementioned pension plans, we expect to make future contributions to primarily our foreign pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. Our pension plan assets are primarily made up of fixed income, equity and alternative investments. Fluctuations in market performance of these assets and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. There can be no assurance that such changes, including turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

We participate in several multiemployer pension plans (“MEPPs”) administered by labor unions that provide retirement benefits to certain union employees in accordance with various CBAs. As one of many participating employers in these plans, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan or a rehabilitation plan to improve their funded status. We believe that certain of the MEPPs in which we participate have material unfunded vested benefits. Due to uncertainty regarding future factors that could trigger a withdrawal liability, including partial withdrawal liabilities triggered by facility closures, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part due to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations or the impact of increased contributions including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows.

We are Subject to Cyber-Security Risks Related to Certain Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third party providers, we could become subject to cyber-attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

Our Success Is In Part Dependent On Our Ability To Develop and Successfully Introduce New Products and to Acquire and Retain Intellectual Property Rights

Our ability to develop and successfully market new products and to develop, acquire, and retain necessary intellectual property rights is important to our continued success and competitive position. If we were unable to protect our existing intellectual property rights, develop new rights, or if others developed similar or improved technologies there can be no assurance that such events would not be material to our results of operations, financial condition or cash flows.

The Real Estate Industry is Highly Competitive and Economically Cyclical

We engage in value-added real estate development activities in the Charleston, South Carolina region, including obtaining entitlements and establishing joint ventures and other development-related arrangements. Our ability to execute our plans to realize the greater value associated with our development land holdings may be affected by the following factors, among others, there can be no assurance the impact of which will not be material to our results of operations, financial condition or cash flows:

• general economic conditions, including credit markets and interest rates;
• local real estate market conditions, including competition from sellers of land and real estate developers; and
• impact of federal, state and local laws and regulations affecting land use, land use entitlements, land protection and zoning.

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	August 7, 2015	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 2.1
Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015, by and among WestRock Company (formerly known as Rome-Milan Holdings, Inc.), MeadWestvaco Corporation, Rock-Tenn Company, Milan Merger Sub, LLC and Rome Merger Sub, Inc (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 initially filed with the SEC on March 10, 2015 and as amended on April 20, 2015, May 6, 2015 and May 18, 2015 (File No. 333-202643).†

Exhibit 2.2
First Amendment to the Second Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and among WestRock Company (formerly known as Rome-Milan Holdings, Inc.), MeadWestvaco Corporation, Rock-Tenn Company, Rome Merger Sub, Inc., and Milan Merger Sub, LLC.†

Exhibit 10.1
Seventh Amended and Restated Credit and Security Agreement, dated as of June 9, 2015 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Lenders and Co-Agents from time to time party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and as Funding Agent.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

Exhibit 31.2
Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF	XBRL Taxonomy Definition Label Linkbase.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. WestRock hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

Additional Exhibits

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

Exhibit 32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Appendix A

EXPLANATORY NOTE

On July 1, 2015 (the “Closing Date”), pursuant to the Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 (the “Business Combination Agreement”), by and among WestRock Company (formerly known as Rome-Milan Holdings, Inc.), a Delaware corporation (“WestRock”), Rock-Tenn Company, a Georgia corporation (“RockTenn”), MeadWestvaco Corporation, a Delaware corporation (“MWV”), Rome Merger Sub, Inc., a Georgia corporation (“RockTenn Merger Sub”), and Milan Merger Sub, LLC, a Delaware limited liability company (“MWV Merger Sub”), RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock (collectively, the “Combination”). The shares of both RockTenn Class A common stock, par value $0.01 per share, and MWV common stock, par value $0.01 per share, were suspended from trading on the New York Stock Exchange (“NYSE”) prior to the open of trading on July 2, 2015. The business currently conducted by WestRock is the combined businesses conducted by RockTenn and MWV prior to the Combination.

WestRock is the successor issuer to RockTenn and MWV pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to Rule 12g-3(d) under the Exchange Act, shares of WestRock common stock, par value $0.01 per share (“WestRock Common Stock”), were deemed to be registered under Section 12(b) of the Exchange Act, and WestRock is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.  On July 2, 2015, shares of WestRock Common Stock began regular-way trading on the NYSE under the ticker symbol “WRK”.

As a result of the Combination RockTenn and MWV are no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, WestRock is providing supplemental disclosures in this Appendix A regarding RockTenn, the accounting acquirer in the Combination, pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements and Item 303 of Regulation S-K for Management's discussion and analysis of financial condition and results of operations. The information contained in this Appendix A is incorporated by reference and should be read in conjunction with this WestRock quarterly report on Form 10-Q for the quarter ended June 30, 2015 to which it is appended (the “Form 10-Q”).

Since the Combination closed after the end of RockTenn’s June 30, 2015 quarter, the information contained in this Appendix A reflects the results of RockTenn, the accounting acquirer, for periods prior to the Combination.

ROCK-TENN COMPANY

Glossary of Terms

The following terms or acronyms used in this Appendix A are defined below:

Term or Acronym	Definition

Adjusted Earnings per Diluted Share	As defined on p. A-43
Adjusted Net Income	As defined on p. A-43
A/R Sales Agreement	As defined on p. A-20
AGI In-Store	A.G. Industries, Inc.
Antitrust Litigation	As defined on p. A-26
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billions of square feet
Business Combination Agreement	As defined on p. A-1
CBPC	Cellulosic biofuel producers credits
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Closing Date	As defined on p. A-1
Code	The Internal Revenue Code of 1986, as amended
Combination	As defined on p. A-1
Common Stock	RockTenn Class A common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Facility	RockTenn’s unsecured Amended and Restated Credit Agreement
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIFO	First-in first-out inventory valuation method
Fiscal 2014 Form 10-K	RockTenn’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
March 2019 Notes	$350.0 million aggregate principal amount of 4.45% senior notes due March 2019
March 2020 Notes	$350.0 million aggregate principal amount of 3.50% senior notes due March 2020
March 2022 Notes	$400.0 million aggregate principal amount of 4.90% senior notes due March 2022
March 2023 Notes	$350.0 million aggregate principal amount of 4.00% senior notes due March 2023
MWV	As defined on p. A-1
MWV Merger Sub	As defined on p. A-1
MMSF	Millions of square feet
NOV	Notice of Violation
NPG	NPG Holding, Inc.
OSHA	The Occupational Safety and Health Act
Our Notes	The March 2019 Notes, March 2020 Notes, March 2022 Notes and March 2023 Notes

Term or Acronym	Definition

Pension Act	Pension Protection Act of 2006
Pension Offer	As defined on p. A-22
PRPs or PRP	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	RockTenn’s receivables-backed financing facility
RockTenn	As defined on p. A-1
RockTenn Merger Sub	As defined on p. A-1
SEC	Securities and Exchange Commission
Seven Hills	Seven Hills Paperboard LLC
SERP	Supplemental executive retirement plan
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	RockTenn’s May 27, 2011 acquisition of Smurfit-Stone
Stock Split	As defined on p. A-11
Tacoma Mill	The Simpson Tacoma Kraft Paper Mill acquired May 16, 2014
U.S.	United States
WestRock	As defined on p. A-1
WestRock Common Stock	As defined on p. A-1

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,538.9	$2,530.9	$7,508.7	$7,287.1
Cost of goods sold	2,012.6	2,041.3	6,055.8	5,922.5
Gross profit	526.3	489.6	1,452.9	1,364.6
Selling, general and administrative expenses	246.8	245.3	743.1	725.6
Pension lump sum settlement and retiree medical curtailment, net	(0.4)	—	11.5	—
Restructuring and other costs, net	13.1	13.3	35.7	45.1
Operating profit	266.8	231.0	662.6	593.9
Interest expense	(22.6)	(23.9)	(68.9)	(71.1)
Interest income and other income (expense), net	(0.7)	0.1	(1.0)	(0.9)
Equity in income of unconsolidated entities	2.7	4.1	7.3	7.3
Income before income taxes	246.2	211.3	600.0	529.2
Income tax expense	(88.3)	(76.9)	(206.1)	(200.7)
Consolidated net income	157.9	134.4	393.9	328.5
Less: Net income attributable to noncontrolling interests	(1.5)	(1.1)	(2.6)	(2.7)
Net income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.8

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.11	$0.93	$2.78	$2.27

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.10	$0.91	$2.74	$2.23

Cash dividends paid per share	$0.3205	$0.175	$0.8286	$0.525

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Consolidated net income	$157.9	$134.4	$393.9	$328.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.2	11.7	(45.0)	(10.3)
Defined benefit pension plans:
Net actuarial (loss) gain arising during the period	(0.5)	0.2	(3.3)	0.2
Amortization and settlement recognition of net actuarial loss, included in pension cost	6.3	2.3	29.1	7.5
Prior service credit (cost) arising during the period	0.7	(0.1)	(13.2)	(0.1)
Amortization and curtailment recognition of prior service credit, included in pension cost	—	—	(4.9)	—
Other comprehensive income (loss)	8.7	14.1	(37.3)	(2.7)
Comprehensive income	166.6	148.5	356.6	325.8
Less: Comprehensive income attributable to noncontrolling interests	(1.7)	(1.2)	(2.6)	(2.7)
Comprehensive income attributable to Rock-Tenn Company shareholders	$164.9	$147.3	$354.0	$323.1

See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$43.2	$32.6
Restricted cash	7.3	8.8
Accounts receivable (net of allowances of $24.1 and $25.1)	1,025.9	1,118.7
Inventories	996.2	1,029.2
Other current assets	232.2	243.2
Total current assets	2,304.8	2,432.5
Property, plant and equipment at cost:
Land and buildings	1,287.9	1,280.5
Machinery and equipment	7,326.2	7,076.2
Transportation equipment	15.9	15.8
Leasehold improvements	25.0	25.0
	8,655.0	8,397.5
Less accumulated depreciation and amortization	(2,872.4)	(2,564.9)
Net property, plant and equipment	5,782.6	5,832.6
Goodwill	1,919.5	1,926.4
Intangibles, net	621.9	691.1
Other assets	206.9	157.1
	$10,835.7	$11,039.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$129.0	$132.6
Accounts payable	752.5	812.8
Accrued compensation and benefits	223.8	224.4
Other current liabilities	211.0	190.7
Total current liabilities	1,316.3	1,360.5
Long-term debt due after one year	2,514.5	2,852.1
Pension liabilities, net of current portion	946.4	1,090.9
Postretirement benefit liabilities, net of current portion	93.6	101.7
Deferred income taxes	1,227.5	1,132.8
Other long-term liabilities	166.6	180.6
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	14.1	13.7
Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized; no shares outstanding	—	—
Class A common stock, $0.01 par value; 175.0 million shares authorized; 140.9 million and 140.0 million shares outstanding at June 30, 2015 and September 30, 2014, respectively	1.4	1.4
Capital in excess of par value	2,879.8	2,839.8
Retained earnings	2,207.4	1,960.9
Accumulated other comprehensive loss	(532.5)	(495.3)
Total Rock-Tenn Company shareholders’ equity	4,556.1	4,306.8
Noncontrolling interests	0.6	0.6
Total equity	4,556.7	4,307.4
	$10,835.7	$11,039.7
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2015	2014
Operating activities:
Consolidated net income	$393.9	$328.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	459.5	433.3
Deferred income tax expense	152.1	172.2
Share-based compensation expense	28.5	29.4
Loss (gain) on disposal of plant, equipment and other, net	1.3	(0.7)
Equity in income of unconsolidated entities	(7.3)	(7.3)
Pension and other postretirement funding more than expense	(120.6)	(217.3)
Impairment adjustments and other non-cash items	(3.0)	7.8
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	69.0	104.0
Inventories	(7.8)	(22.1)
Other assets	(111.9)	(27.4)
Accounts payable	(41.8)	(45.5)
Income taxes	(10.5)	4.8
Accrued liabilities and other	15.2	(10.6)
Net cash provided by operating activities	816.6	749.1
Investing activities:
Capital expenditures	(358.9)	(377.7)
Cash received (paid) for business acquisitions, net of cash acquired	3.7	(400.7)
Return of capital from unconsolidated entities	0.8	6.8
Proceeds from sale of subsidiary and affiliates	—	6.8
Proceeds from sale of property, plant and equipment	22.8	19.8
Proceeds from property, plant and equipment insurance settlement	—	4.9
Net cash used for investing activities	(331.6)	(740.1)
Financing activities:
Additions to revolving credit facilities	180.7	202.9
Repayments of revolving credit facilities	(265.6)	(199.7)
Additions to debt	221.3	592.7
Repayments of debt	(473.9)	(450.0)
Commercial card program	2.0	0.8
Debt issuance costs	(0.1)	(0.4)
Issuances of common stock, net of related minimum tax withholdings	(24.6)	(12.9)
Purchases of common stock	(8.7)	(73.8)
Excess tax benefits from share-based compensation	16.7	14.9
Repayments to unconsolidated entity	(0.8)	(2.8)
Cash dividends paid to shareholders	(116.6)	(76.0)
Cash distributions paid to noncontrolling interests	(2.1)	(1.5)
Net cash used for financing activities	(471.7)	(5.8)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	0.4
Increase in cash and cash equivalents	10.6	3.6
Cash and cash equivalents at beginning of period	32.6	36.4
Cash and cash equivalents at end of period	$43.2	$40.0
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$47.6	$10.6
Interest, net of amounts capitalized	47.0	49.4

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the nine months ended June 30, 2014, relate to the May 16, 2014 acquisition of certain assets and liabilities of the Tacoma Mill and the December 20, 2013 acquisition of NPG, a specialty display company. For additional information regarding these acquisitions see “Note 5. Acquisitions”.

Nine Months Ended June 30, 2014
(In millions)
Fair value of assets acquired, including goodwill	$447.7
Cash consideration, net of cash acquired	401.3
Liabilities assumed	$46.4
See Accompanying Notes to Condensed Consolidated Financial Statements

ROCK-TENN COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2015
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “RockTenn” and “the Company” in this Appendix A refer to the business of Rock-Tenn Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries prior to the Combination on July 1, 2015.

We are one of North America’s leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in the United States, Canada, Mexico, Chile, Argentina and Puerto Rico.

Note 1.	Interim Financial Statements

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2014 from the audited Consolidated Financial Statements included in our Fiscal 2014 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and nine months ended June 30, 2015 and June 30, 2014, our comprehensive income for the three and nine months ended June 30, 2015 and June 30, 2014, our financial position at June 30, 2015 and September 30, 2014, and our cash flows for the nine months ended June 30, 2015 and June 30, 2014.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Appendix A. Therefore, these interim statements should be read in conjunction with our Fiscal 2014 Form 10-K. The results for the three and nine months ended June 30, 2015 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends ASC 360 “Property Plant and Equipment” and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014. We adopted these provisions on January 1, 2015, and the adoption did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share”. This ASU amends ASC 820 “Fair Value Measurement” and eliminates the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (or its equivalent) practical expedient. Investments for which fair value is measured at net asset value per share using the practical expedient should not be categorized in the fair value hierarchy. However, disclosures on investments for which fair value is measured at net asset value as a practical expedient should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We currently expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption, applied retrospectively to all periods presented. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers Accounting for Fees Paid in a Cloud Computing Arrangement”, which amends ASC 350 “Intangibles--Goodwill and Other Internal-Use Software”. The ASU requires entities to record a software license intangible asset if a hosting arrangement for internal-use software allows the entity to take possession of the software, and it is feasible that the entity can run the software on its own hardware, or contract a vendor to host the software. These provisions are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We currently expect to adopt these provision on October 1, 2016, including interim periods subsequent to the date of adoption. We are currently evaluating the impact of these provisions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In April 2015, the FASB issued ASU 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. This ASU amends ASC 715 “Retirement Plans” and allows entities to use a practical expedient to measure defined benefit plan assets and obligations using a month-end that is closest to the entity’s fiscal year end, as well as the option to use the closest date to a significant event when plan assets and obligations are remeasured. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We currently expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which amends certain provisions of ASC 835 “Interest-Imputation of Interest”. The ASU requires that debt issuance costs for a recorded liability be presented in the balance sheet as a reduction of the carrying amount of the debt. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation-Amendments to the Consolidation Analysis”, which amends certain provisions of ASC 810 “Consolidation”. The amendment requires the consideration of additional criteria in (i) the analysis and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. Based on our current stock compensation awards, we do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU was scheduled to be effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. However, in July 2015 the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date. As a result, we expect to adopt these provisions on October 1, 2018, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of these provisions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2015 (in millions):

	Rock-Tenn Company Shareholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2014	$4,306.8	$0.6	$4,307.4
Net income	391.3	0.3	391.6
Other comprehensive loss, net of tax	(37.2)	—	(37.2)
Income tax benefit from share-based plans	16.7	—	16.7
Compensation expense under share-based plans	28.6	—	28.6
Cash dividends declared (per share - $0.82855)(2)	(116.8)	—	(116.8)
Cash distributions to noncontrolling interests	—	(0.3)	(0.3)
Issuance of Class A common stock, net of stock received for minimum tax withholdings	(24.6)	—	(24.6)
Purchases of Class A common stock	(8.7)	—	(8.7)
Balance at June 30, 2015	$4,556.1	$0.6	$4,556.7

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Stock Repurchase Plan

Our board of directors has approved a stock repurchase plan that, prior to the Combination, allowed the repurchase of shares of our Common Stock over an indefinite period of time at the discretion of our management. Our stock repurchase plan was last amended in September 2014 following the August 27, 2014 two-for-one stock split of our Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014 (the “Stock Split”). The stock repurchase plan allowed for the repurchase of up to a total of 16.9 million shares of Common Stock. Pursuant to that repurchase plan, in the nine months ended June 30, 2015, we repurchased approximately 0.2 million shares for an aggregate cost of $8.7 million. As of June 30, 2015, we had approximately 8.5 million shares of Common Stock available for repurchase under the plan. However, following the Combination, shares of Common Stock were suspended from trading on the NYSE prior to the open of trading on July 2, 2015.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2015 and June 30, 2014 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	—	(16.5)	(44.5)	(61.0)
Amounts reclassified from accumulated other comprehensive loss	—	23.8	—	23.8
Net current period other comprehensive income (loss)	—	7.3	(44.5)	(37.2)
Balance at June 30, 2015	$(0.2)	$(490.9)	$(41.4)	$(532.5)

(1)     All amounts are net of tax and noncontrolling interest.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)
Other comprehensive income (loss) before reclassifications	—	0.2	(9.6)	(9.4)
Amounts reclassified from accumulated other comprehensive loss	—	7.1	(0.4)	6.7
Net current period other comprehensive income (loss)	—	7.3	(10.0)	(2.7)
Balance at June 30, 2014	$(0.2)	$(325.6)	$22.5	$(303.3)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax components were determined using effective tax rates averaging approximately 38% to 39% for each of the nine months ended June 30, 2015 and June 30, 2014. Foreign currency translation gains and losses recorded in accumulated other comprehensive loss for the nine months ended June 30, 2015 and June 30, 2014 were primarily due to the change in the Canadian/U.S. dollar exchange rates. For the nine months ended June 30, 2015, we recorded defined benefit net actuarial losses and prior service costs, net of tax, in other comprehensive income of $3.3 million and $13.2 million, respectively, primarily due to the partial settlement, plan amendments and curtailment of certain defined benefit plans. The deferred income tax expense associated with the net actuarial losses and prior service costs was $2.0 million and $8.3 million, respectively. The amounts reclassified out of accumulated other comprehensive loss into earnings for these events are summarized in the reclassifications tables below. For the three and nine months ended June 30, 2014, there were no defined benefit plan net actuarial gains, losses or prior service costs arising during the period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(9.9)	$3.7	$(6.2)	$(3.5)	$1.4	$(2.1)
Total reclassifications for the period	$(9.9)	$3.7	$(6.2)	$(3.5)	$1.4	$(2.1)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

	Nine Months Ended			Nine Months Ended
	June 30, 2015			June 30, 2014
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(46.2)	$17.5	$(28.7)	$(11.7)	$4.5	$(7.2)
Prior service credits (2)	8.0	(3.1)	4.9	0.1	—	0.1
Subtotal defined benefit plans	(38.2)	14.4	(23.8)	(11.6)	4.5	(7.1)

Foreign currency translation adjustments
Sale of foreign subsidiary (3)	—	—	—	0.4	—	0.4
Total reclassifications for the period	$(38.2)	$14.4	$(23.8)	$(11.2)	$4.5	$(6.7)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See “Note 11. Retirement Plans” for additional details).

(3)	Amount reflected in “Restructuring and other costs, net” in the condensed consolidated statements of income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

Certain of our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share under the two-class method and has been retroactively adjusted to reflect the Stock Split (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.8
Less: Distributed and undistributed income available to participating securities	—	—	—	(0.1)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.7
Denominator:
Basic weighted average shares outstanding	141.1	143.8	140.7	143.8

Basic earnings per share attributable to Rock-Tenn Company shareholders	$1.11	$0.93	$2.78	$2.27

Diluted earnings per share:
Numerator:
Net income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.8
Less: Distributed and undistributed income available to participating securities	—	—	—	(0.1)
Distributed and undistributed income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.7
Denominator:
Basic weighted average shares outstanding	141.1	143.8	140.7	143.8
Effect of dilutive stock options and non-participating securities	1.6	2.2	2.0	2.4
Diluted weighted average shares outstanding	142.7	146.0	142.7	146.2

Diluted earnings per share attributable to Rock-Tenn Company shareholders	$1.10	$0.91	$2.74	$2.23

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of June 30, 2015 and June 30, 2014. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 0.3 million and 0.4 million common shares in the three and nine months ended June 30, 2015, and 0.7 million and 0.4 million common shares in the three and nine months ended June 30, 2014, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions and Other Transactions

AGI In-Store Acquisition

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash acquired of $0.5 million and the collection of a previously accrued estimated working capital settlement. No debt was assumed. We acquired the AGI In-

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment. The preliminary purchase price allocation for the acquisition included $26.0 million of customer relationship intangible assets, $13.2 million of goodwill and $5.9 million of liabilities. We are amortizing the customer relationship intangibles over 5 to 10.5 years on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of AGI In-Store. We made an election under section 338(h)(10) of the Code that increased our tax basis in the acquired assets for an as yet to be determined amount of consideration not to exceed $2.0 million. We are in the process of finalizing the estimated fair values of the assets acquired and liabilities assumed, and therefore, the allocation of the purchase price is preliminary and subject to revision. The goodwill and intangibles will be amortizable for income tax purposes.

Tacoma Mill Acquisition

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $343.2 million, including an estimate of the expected working capital settlement. The purchase price was increased $2.6 million during the third quarter of fiscal 2015, the offset to which was primarily goodwill. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit as the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our condensed consolidated financial statements in our Corrugated Packaging segment. The purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract, $14.6 million of customer relationship intangible assets, $31.4 million of goodwill and $28.7 million of liabilities assumed. We are amortizing the electrical cogeneration contract over the contract life of 7.2 years and the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma Mill. The goodwill and intangibles will be amortizable for income tax purposes.

NPG Acquisition

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe it is a strong strategic fit that will strengthen our displays business. We have included the results of NPG’s operations in our condensed consolidated financial statements in our Merchandising Displays segment. The final purchase price allocation for the acquisition included $14.5 million of customer relationship intangible assets, $27.9 million of goodwill and $19.5 million of liabilities, including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 9 years based on a straight-line basis because the pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $13.1 million and $13.3 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and recorded pre-tax restructuring and other costs, net, of $35.7 million and $45.1 million for the nine months ended June 30, 2015 and June 30, 2014, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail below.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

While restructuring costs are not charged to our segments and therefore do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and nine months ended June 30, 2015 and June 30, 2014, the cumulative recorded amount since we started the initiatives, and the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Current Qtr.	$(2.7)	$0.2	$0.1	$0.3	$—	$(2.1)
	YTD Fiscal 2015	(1.5)	0.2	0.5	1.6	0.1	0.9
	Prior Year Qtr.	0.2	(0.2)	0.8	0.7	—	1.5
	YTD Fiscal 2014	2.7	1.2	2.5	3.2	0.3	9.9
	Cumulative	29.8	29.4	7.5	12.6	5.5	84.8
	Expected Total	29.8	29.4	7.6	12.8	5.5	85.1
Consumer Packaging(c)	Current Qtr.	(0.1)	—	(0.1)	0.4	—	0.2
	YTD Fiscal 2015	0.2	0.2	0.1	0.6	0.2	1.3
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2014	—	(0.1)	—	0.1	—	—
	Cumulative	4.8	1.8	0.7	0.9	0.4	8.6
	Expected Total	4.8	1.8	0.7	0.9	0.4	8.6
Recycling(d)	Current Qtr.	0.2	—	0.3	0.3	0.1	0.9
	YTD Fiscal 2015	0.6	—	0.3	0.9	1.1	2.9
	Prior Year Qtr.	1.5	—	0.1	0.3	1.3	3.2
	YTD Fiscal 2014	5.6	—	0.6	1.1	3.5	10.8
	Cumulative	12.5	1.3	1.0	3.4	7.7	25.9
	Expected Total	12.5	1.3	1.3	3.6	7.9	26.6
Other(e)	Current Qtr.	0.2	0.6	—	—	13.3	14.1
	YTD Fiscal 2015	0.2	0.6	—	—	29.8	30.6
	Prior Year Qtr.	—	—	—	—	8.6	8.6
	YTD Fiscal 2014	—	—	—	—	24.4	24.4
	Cumulative	0.3	0.8	0.1	—	175.6	176.8
	Expected Total	0.3	0.8	0.1	—	175.6	176.8
Total	Current Qtr.	$(2.4)	$0.8	$0.3	$1.0	$13.4	$13.1
	YTD Fiscal 2015	$(0.5)	$1.0	$0.9	$3.1	$31.2	$35.7
	Prior Year Qtr.	$1.7	$(0.2)	$0.9	$1.0	$9.9	$13.3
	YTD Fiscal 2014	$8.3	$1.1	$3.1	$4.4	$28.2	$45.1
	Cumulative	$47.4	$33.3	$9.3	$16.9	$189.2	$296.1
	Expected Total	$47.4	$33.3	$9.7	$17.3	$189.4	$297.1

(a)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(b)
The Corrugated Packaging segment current quarter and year to date charges primarily reflect on-going closure costs at previously closed facilities net of asset sales. The prior year quarter and prior year to date charges primarily reflect closure costs from one announced closure and on-going closure costs at previously closed facilities net of asset sales. The cumulative charges primarily reflect charges associated with the closure of corrugated container plants and the closure of the Matane, Quebec containerboard mill, including gains and losses associated with the sale of assets associated with the closures. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment current quarter and year to date charges are primarily associated with on-going closure activity at previously closed facilities including the Cincinnati, OH specialty recycled paperboard mill. The prior year quarter and prior year to date charges primarily reflect on-going closure activity at two previously closed converting facilities. The cumulative charges primarily reflect charges associated with the closure of converting facilities and a specialty recycled paperboard mill. We have transferred a substantial portion of each closed facility’s production to our other facilities.

(d)
The Recycling segment current quarter and year to date charges are primarily associated with the on-going closure costs at previously closed facilities. The prior year quarter and prior year to date charges primarily reflect charges associated with the on-going closure costs and impairment and fair value adjustments for assets at previously closed facilities. The cumulative charges primarily reflect the charges associated with the closure of collection facilities, including gains and losses associated with the sale of assets associated with the closures.

(e)
The expenses in the “Other” segment primarily reflect costs that we consider as Corporate, including the “Other Costs” column that primarily reflects acquisition and integration costs incurred in business combinations such as the Smurfit-Stone Acquisition and the merger with MWV. Also included in the “Other” segment are insignificant costs related to our Merchandising Displays segment. The pre-tax charges in the “Other Costs” column are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Total
Current Qtr.	$2.2	$11.1	$13.3
YTD Fiscal 2015	$13.0	$16.8	$29.8
Prior Year Qtr.	$3.1	$5.5	$8.6
YTD Fiscal 2014	$5.9	$18.5	$24.4

Acquisition expenses include expenses associated with mergers. acquisitions or other business combinations, whether consummated or not, including the transaction with MWV, as well as litigation expenses associated with acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses primarily reflect severance and other employee costs, professional services, including work being performed to facilitate acquisition / merger integration, such as information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect integration activities related to the Smurfit-Stone Acquisition to be completed by the end of fiscal 2015.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Income (in millions):

	Nine Months Ended
	June 30,
	2015	2014
Accrual at beginning of fiscal year	$10.9	$21.8
Additional accruals	0.9	2.3
Payments	(6.5)	(11.4)
Adjustment to accruals	0.8	0.3
Accrual at June 30	$6.1	$13.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	Nine Months Ended
	June 30,
	2015	2014
Additional accruals and adjustments to accruals (see table above)	$1.7	$2.6
Acquisition expenses	13.0	5.9
Integration expenses	16.9	18.2
Net property, plant and equipment	(0.5)	8.3
Severance and other employee expense	0.4	0.7
Equipment and inventory relocation costs	0.9	3.1
Facility carrying costs	3.1	4.4
Other expense	0.2	1.9
Total restructuring and other costs, net	$35.7	$45.1

Note 7.	Income Taxes

The effective tax rates for the three and nine months ended June 30, 2015 were 35.9% and 34.4%, respectively. The effective tax rates for the three and nine months ended June 30, 2014 were 36.4% and 37.9%, respectively. The effective tax rates for the three and nine months ended June 30, 2015 were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a tax rate differential with respect to foreign earnings. The effective tax rates for the three and nine months ended June 30, 2014 were different than the statutory rate primarily due to the impact of state taxes and a tax rate differential with respect to foreign earnings. The three months ended June 30, 2015, also included charges related to a return to provision true-up. In addition, the nine months ended June 30, 2014 included a $9.6 million charge to income tax expense recorded in the second quarter of fiscal 2014 to reflect the impact of the state of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value.

Note 8.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined on the LIFO inventory valuation method, which we believe generally results in a better matching of current costs and revenues than under the FIFO inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite. Since LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under the LIFO method only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and certain inventoried spare parts and supplies inventories. Inventories were as follows (in millions):

	June 30, 2015	September 30, 2014
Finished goods and work in process	$387.6	$421.8
Raw materials	468.0	465.7
Spare parts and supplies	220.9	225.3
Inventories at FIFO cost	1,076.5	1,112.8
LIFO reserve	(80.3)	(83.6)
Net inventories	$996.2	$1,029.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.	Debt

At June 30, 2015, our Credit Facility and Our Notes were unsecured. For more information regarding certain of our debt characteristics, see “Note 8. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K. The following were individual components of debt (in millions):

	June 30, 2015	September 30, 2014
4.45% notes due March 2019	$349.8	$349.8
3.50% notes due March 2020	348.1	347.9
4.90% notes due March 2022	399.5	399.4
4.00% notes due March 2023	347.3	347.0
Term loan facility	886.4	947.5
Revolving credit and swing facilities	29.0	120.3
Receivables-backed financing facility	270.0	460.0
Other debt	13.4	12.8
Total debt	2,643.5	2,984.7
Less current portion of debt	129.0	132.6
Long-term debt due after one year	$2,514.5	$2,852.1

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required and are in compliance with all of our covenants at June 30, 2015.

Term Loan and Revolving Credit Facility

On September 27, 2012, we entered into a Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion amended maximum principal amount, 5-year term loan facility. At June 30, 2015, we had $37.5 million of outstanding letters of credit not drawn upon and available borrowings under the revolving credit portion of the Credit Facility exceeded $1.4 billion. However, as the Combination closed on July 1, 2015, we terminated and repaid our existing Credit Facility, and WestRock entered into new credit facilities.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility which extended the maturity date from December 18, 2015 to October 24, 2017 and maintained the size of the facility at $700.0 million. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.89% and 0.89% as of June 30, 2015 and September 30, 2014, respectively. The commitment fee for this facility was 0.25% and 0.25% as of June 30, 2015 and September 30, 2014, respectively. At June 30, 2015 and September 30, 2014, maximum available borrowings, excluding amounts outstanding, under this facility were approximately $566.3 million and $647.7 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2015 was approximately $759.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement. Our Receivables Facility includes a “change of control” default/termination provision and, accordingly, we amended the facility in connection with the Combination to allow for the change of control and to make other immaterial amendments.

Note 10.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820 “Fair Value Measurement”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

We disclose the fair value of our pension and postretirement assets and liabilities in our Fiscal 2014 Form 10-K and the fair value of our long-term debt below. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

The following table summarizes the carrying amount and estimated fair value of our long-term debt (in millions):

	June 30, 2015		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
March 2019 Notes(1)	$349.8	$372.8	$349.8	$376.1
March 2020 Notes(1)	348.1	358.0	347.9	357.5
March 2022 Notes(1)	399.5	433.3	399.4	430.0
March 2023 Notes(1)	347.3	354.4	347.0	357.9
Term loan facilities(2)	886.4	886.4	947.5	947.5
Revolving credit and swing facilities(2)	29.0	29.0	120.3	120.3
Receivables-backed financing facility(2)	270.0	270.0	460.0	460.0
Other debt(2)(3)	13.4	14.6	12.8	13.0
Total debt	$2,643.5	$2,718.5	$2,984.7	$3,062.3

(1)	Fair value is categorized as level 2 within the fair value hierarchy since the notes trade infrequently. Fair value is based on quoted market prices.

(2)
Fair value approximates the carrying amount as the variable interest rates reprice frequently at observable current market rates. As such, fair value is categorized as level 2 within the fair value hierarchy.

(3)
Fair value for certain debt is estimated based on the discounted value of future cash flows using observable current market interest rates offered for debt of similar credit risk and maturity. As such, fair value is categorized as level 2 within the fair value hierarchy.

In the absence of quoted prices in active markets, considerable judgment is required in developing estimates of fair value. Estimates are not necessarily indicative of the amounts we could realize in a current market transaction or the amounts at which we could settle our debt.

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”), to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On February 3, 2014, the A/R Sales Agreement was amended to increase the maximum amount of receivables that may be sold at any point in time to $205 million. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $300 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the activity under the A/R Sales Agreement for the nine months ended June 30, 2015 and June 30, 2014 (in millions):

	Nine Months Ended
	June 30,
	2015	2014
Balance at beginning of fiscal year	$10.4	$—
Receivables sold and derecognized	897.6	581.3
Receivables collected by third party institution	(797.2)	(431.8)
Cash proceeds from financial institution	(66.4)	(141.3)
Receivable from financial institution at June 30,	$44.4	$8.2

Cash proceeds related to these sales are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. The loss on sale is recorded in interest income and other income (expense), net and is not material as it is currently less than 1% per annum of the receivables sold for the nine months ended June 30, 2015 and June 30, 2014. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2015 and June 30, 2014, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Retirement Plans

We have defined benefit pension plans and other postretirement plans primarily for certain U.S. and Canadian employees. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a SERP and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The SERP provides for incremental pension benefits in excess of those offered in our principal pension plan. For more information regarding our retirement plans, see “Note 12. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$7.0	$4.3	$22.6	$20.0
Interest cost	45.1	53.0	141.5	162.5
Expected return on plan assets	(61.3)	(62.6)	(187.6)	(189.7)
Amortization of net actuarial loss	10.0	4.6	27.1	13.3
Amortization of prior service cost	0.9	0.3	2.0	0.9
Settlement loss recognized	—	0.1	20.0	0.1
Company defined benefit plan expense	1.7	(0.3)	25.6	7.1
Multiemployer and other plans	1.5	1.8	4.3	5.0
Net pension cost	$3.2	$1.5	$29.9	$12.1

During the three and nine months ended June 30, 2015, we made contributions of $72.9 million and $131.1 million respectively, to our qualified pension and supplemental defined benefit plans. In contemplation of the transaction with MWV, certain of our U.S. qualified defined benefit pension plans were consolidated into the Rock-Tenn Company Consolidated Pension Plan during the three months ended March 31, 2015. Following the merger, WestRock merged the MWV U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. The merged plan is over funded. Excluding the aforementioned pension plans, we expect to make future contributions to our underfunded plans in Canada in the coming years in order to ensure that our funding level remains adequate. During the three and nine months ended June 30, 2014, we funded an aggregate of $128.0 million and $218.8 million, respectively, to our qualified and supplemental defined benefit pension plans.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer (the “Pension Offer”) and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the Pension Offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings, which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Income. The impact of the settlement is included in the net periodic pension cost table above. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive income.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$0.1	$0.2	$0.4	$0.8
Interest cost	1.1	1.2	3.2	4.2
Amortization of net actuarial gain	(0.2)	(1.1)	(0.8)	(1.4)
Amortization of prior service credit	(0.4)	(0.3)	(1.4)	(1.0)
Curtailment gain recognized	(0.4)	—	(8.5)	—
Postretirement plan expense (income)	$0.2	$—	$(7.1)	$2.6

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three and nine months ended June 30, 2015, we funded an aggregate of $2.3 million and $8.0 million, respectively, to our postretirement benefit plans. During the three and nine months ended June 30, 2014, we contributed an aggregate of $2.5 million and $8.2 million, respectively, to our postretirement benefit plans.

During the first quarter of fiscal 2015, we entered into a master agreement with the United Steelworkers Union that applied to substantially all of our facilities they represent. The agreement has a six year term and covers a number of specific items such as wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Income, which was subsequently adjusted in the third quarter of fiscal 2015 to $8.5 million. The aggregate postretirement benefit obligation decreased $0.6 million as a result of the curtailment.

Note 12.	Share-Based Compensation

Stock Options

Options granted under our plans generally have an exercise price equal to the closing market price on the date of grant, generally vest in three years and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. During the second quarter of fiscal 2015, we granted options to purchase 257,080 shares of our Common Stock to certain employees. These grants were valued at $24.93 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 7.1 years; an expected volatility of 40.9%; expected dividends of 1.4%; and a risk free rate of 2.0%. We amortize these costs using the accelerated attribution method for options with ratable vesting.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2015 and June 30, 2014 was $1.0 million and $1.4 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2015 and June 30, 2014 was $4.7 million and $17.1 million, respectively. The table below summarizes the changes in all stock options during the nine months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2014	2,074,644	$30.65
Granted(1)	257,080	64.90
Exercised	(125,304)	27.57
Forfeited	(26,440)	44.37
Outstanding at June 30, 2015	2,179,980	$34.70	4.9	$56.8
Exercisable at June 30, 2015	1,365,420	$24.70	3.6	$48.5

(1)
As a result of the Combination, stock options granted to employees in fiscal 2015 will be prorated with the employee receiving approximately 16.6% of the target award in accordance with the terms in the award document.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards have a service condition, generally vest over one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance goals and the grants generally vest over a period of three years. Subject to the level of performance attained, the target award of the performance grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the second quarter of fiscal 2015, pursuant to our 2004 Incentive Stock Plan, as amended, we granted 15,255 shares of restricted stock to our non-employee directors and we granted target awards of 388,210 shares of restricted stock to certain of our employees.

The aggregate fair value of restricted stock that vested during the three and nine months ended June 30, 2015 was $0.1 million and $82.4 million, respectively. The aggregate fair value of restricted stock that vested during each of the three and nine months ended June 30, 2014 was $28.5 million.

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2014	1,745,360	$40.39
Granted(1)	1,027,715	44.66
Vested	(1,269,030)	32.00
Forfeited	(60,230)	45.59
Unvested at June 30, 2015 (2)	1,443,815	$50.58

(1)
Fiscal 2015 target awards to employees of 386,730 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. As a result of the Combination, target awards granted to employees in fiscal 2015 will be prorated with the employee receiving approximately 16.6% of the target award in accordance with the terms in the award document prior to the application of the performance adjustment. The performance period applicable to each award ended upon consummation of the Combination, and the performance goals were subsequently determined in accordance with the applicable grant letter to be attained at 146.5% of target. During fiscal 2015, restricted shares granted in fiscal 2012 achieved the performance condition based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter) at 200% of target. This achievement resulted in the issuance and vesting of an additional 624,250 shares in fiscal 2015.

(2)
Target awards granted to employees in fiscal 2014 and 2013, net of subsequent forfeitures, were 451,460 and 563,900 shares, respectively. These awards may be increased up to 200% of target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. In connection with the Combination, the performance period applicable to each award ended and the performance goals were subsequently determined in accordance with the applicable grant letter to be attained at 176.6% and 200.0% of target for the fiscal 2014 and 2013 grants, respectively.

For additional information about our share-based payment awards, refer to “Note 14. Share-Based Compensation” of the Notes to Consolidated Financial Statements section of the Fiscal 2014 Form 10-K.

Note 13.	Commitments and Contingencies

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations. We operate and expect to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes. Environmental programs in the U.S. are primarily established, administered and enforced at the federal level by the EPA. In addition, many of the jurisdictions in which we operate have adopted equivalent or more stringent environmental laws and regulations or have enacted their own parallel environmental programs.

In 2004, the EPA promulgated a MACT regulation that established air emissions standards and other requirements for industrial, commercial and institutional boilers. The rule was challenged by third parties in litigation, and in 2007, the United States Court of Appeals for the D. C. Circuit issued a decision vacating and remanding the rule to the EPA. Under court order, the EPA published a set of four interrelated rules in March 2011, commonly referred to as Boiler MACT. The EPA also published notice in March 2011 that it would reconsider certain aspects of Boiler MACT in order to address “difficult technical issues” raised during the public comment period. On December 20, 2012, the EPA took final action on its proposed reconsideration of certain provisions of the March 2011 Boiler MACT rules. The Boiler MACT reconsideration rules included certain adjustments based on the EPA’s

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

review of existing and new data provided after the March 2011 standards were issued. For the Company’s boilers where capital may be necessary for compliance, the final December 2012 rule requires compliance by January 31, 2016, subject to a possible one-year extension. Several environmental, industry and other groups have filed legal challenges to the December 2012 final Boiler MACT rules. We cannot predict with certainty how any of the legal challenges will impact our Boiler MACT strategies and costs.

Certain jurisdictions in which the Company has manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of best available control technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. Some U.S. states and Canadian provinces in which RockTenn has manufacturing operations are also taking measures to reduce GHG emissions. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces, Mexican states and tribes that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Enactment of the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years. Such requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs. However, we do not believe that compliance with the requirements of the new cap-and-trade program will have a material adverse effect on our operations or financial condition. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations and financial condition.

In addition to Boiler MACT and GHG, the EPA has finalized a number of other environmental rules that may impact the pulp and paper industry, including National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide and fine particulate matter. The EPA is also revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or operating costs could increase materially.

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. The Company and the government have agreed in principle on the terms of the settlement to resolve the allegations set forth in the NOV. We expect to finalize the settlement in the fourth quarter of fiscal 2015 and do not believe that any fines or compliance obligations required as a condition of settlement will have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses, management does not believe that the currently expected outcome of any environmental proceedings and claim that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

We also face potential liability under CERCLA and analogous state laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as PRPs and are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. Liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that existed prior to bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. We may also face liability under CERCLA and analogous state and other laws at other ongoing and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

future remediation sites where we may be a PRP. In addition to the above mentioned sites, certain of our current or former locations are being studied or remediated under various environmental laws and regulations. Based on current facts and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of additional contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. However, there can be no assurance that we will be successful with respect to any claim regarding these indemnification rights or that, if we are successful, any amounts paid pursuant to the indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health, including OSHA and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

As of June 30, 2015, we had approximately $3.9 million reserved for environmental liabilities on an undiscounted basis, of which $2.4 million is included in other long-term liabilities and $1.5 million in other current liabilities. We believe the liability for these matters was adequately reserved at June 30, 2015.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (“Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. At this stage of the lawsuit, the court has granted the Plaintiffs’ motion for class certification and the class defendants, including RockTenn, have filed a petition to appeal that decision. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Guarantees

We have made the following guarantees as of June 30, 2015:

•	we have a 49% ownership interest in Seven Hills. The joint venture partners guarantee funding of net losses in proportion to their share of ownership;

•
we have a wood chip processing contract with minimum purchase commitments which expires in 2017. As part of the agreement, we guarantee the third party contractors’ debt outstanding and have a security interest in the chipping equipment. At June 30, 2015, the maximum potential amount of future payments related to the guarantee was approximately $4 million, which decreases ratably over the life of the contract. In the event the guarantee on the contract is called, proceeds from the liquidation of the chipping equipment would be based on then current market value and we may not recover in full the guarantee payments made;

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	as part of acquisitions, we have acquired unconsolidated entities for which we guarantee approximately $4 million in debt, primarily for bank loans; and

•
we lease certain manufacturing and warehousing facilities and equipment under various operating leases. A substantial number of these leases require us to indemnify the lessor in the event that additional taxes are assessed due to a change in the tax law. We are unable to estimate our maximum exposure under these leases because it is dependent on changes in the tax law.

Seven Hills Option

Seven Hills commenced operations on March 29, 2001. Our partner in the Seven Hills joint venture has the option to require us to purchase its interest in Seven Hills, at a formula price, effective on the sixth or any subsequent anniversary of the commencement date by providing us notice two years prior to any such anniversary. The earliest date on which we could be required to purchase our partner’s interest is March 29, 2018. We have not recorded any liability for this unexercised option. We currently project this contingent obligation to purchase our partner’s interest (based on the formula) to be approximately $7 million at June 30, 2015, which would result in a purchase price of approximately 44% of our partner’s net equity reflected on Seven Hills’ June 30, 2015 balance sheet.

Note 14.	Segment Information

We report our results of operations in the following four reportable segments: Corrugated Packaging, consisting of our containerboard mills and our corrugated converting operations; Consumer Packaging, consisting of our coated and uncoated paperboard mills and consumer packaging converting operations; Merchandising Displays, consisting of our display and contract packaging services; and Recycling, which consists of our recycled fiber brokerage and collection operations. Certain income and expenses are not allocated to our segments, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated to segments are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales (aggregate):
Corrugated Packaging	$1,798.5	$1,774.2	$5,294.6	$5,077.8
Consumer Packaging	497.7	497.0	1,462.1	1,458.4
Merchandising Displays	195.3	225.1	646.1	622.7
Recycling	92.4	85.4	248.5	275.1
Total	$2,583.9	$2,581.7	$7,651.3	$7,434.0
Less net sales (intersegment):
Corrugated Packaging	$27.9	$34.9	$91.1	$101.1
Consumer Packaging	7.6	6.9	21.3	17.9
Merchandising Displays	4.1	3.7	14.4	12.7
Recycling	5.4	5.3	15.8	15.2
Total	$45.0	$50.8	$142.6	$146.9
Net sales (unaffiliated customers):
Corrugated Packaging	$1,770.6	$1,739.3	$5,203.5	$4,976.7
Consumer Packaging	490.1	490.1	1,440.8	1,440.5
Merchandising Displays	191.2	221.4	631.7	610.0
Recycling	87.0	80.1	232.7	259.9
Total	$2,538.9	$2,530.9	$7,508.7	$7,287.1
Segment income:
Corrugated Packaging	$214.5	$179.8	$567.4	$470.6
Consumer Packaging	66.0	59.6	166.3	166.5
Merchandising Displays	11.9	21.4	23.0	57.7
Recycling	2.5	2.1	3.9	5.0
Segment income	294.9	262.9	760.6	699.8
Pension lump sum settlement and retiree medical curtailment, net	0.4	—	(11.5)	—
Restructuring and other costs, net	(13.1)	(13.3)	(35.7)	(45.1)
Non-allocated expenses	(12.7)	(14.5)	(43.5)	(53.5)
Interest expense	(22.6)	(23.9)	(68.9)	(71.1)
Interest income and other income (expense), net	(0.7)	0.1	(1.0)	(0.9)
Income before income taxes	246.2	211.3	600.0	529.2
Income tax expense	(88.3)	(76.9)	(206.1)	(200.7)
Consolidated net income	157.9	134.4	393.9	328.5
Less: Net income attributable to noncontrolling interests	(1.5)	(1.1)	(2.6)	(2.7)
Net income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15.	Subsequent Events

On July 1, 2015, pursuant to the Business Combination Agreement, by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock. RockTenn is the accounting acquirer. We believe the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

As the Combination closed on July 1, 2015, we terminated and repaid our existing Credit Facility, and WestRock entered into new credit facilities. The purchase price for the merger is currently estimated at $8,287.4 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of WestRock Common Stock and approximately $667.8 million in cash. At the effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of WestRock Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of WestRock Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the merger consideration is approximately $211.5 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms.

Preliminary Allocation of Merger Consideration

We are in the process of analyzing the estimated fair values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and certain tax balances. Thus, the allocation of the merger consideration and lives assigned is preliminary and subject to material revision as additional information is obtained during the measurement period. Also, due to the limited time since the Combination, and the on-going valuation work, we are unable to provide the pro forma revenue and earnings of the combined entity. We will include this information in our next SEC filing, our Fiscal 2015 Form 10-K. The following table summarizes our current estimate of the estimated fair values of the assets acquired and liabilities assumed upon the consummation of the Combination.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Opening balance effective July 1, 2015 (in millions):

Cash and cash equivalents	$265.7
Current assets, excluding cash and cash equivalents	1,831.7
Property, plant, equipment and forestlands	4,041.5
Prepaid pension asset	1,407.8
Goodwill	3,845.9
Intangible assets	2,917.4
Restricted assets held by special purpose entities	1,302.0
Other long-term assets	373.6
Total assets acquired	$15,985.6

Current portion of debt	$62.3
Current liabilities	1,004.8
Long-term debt due after one year	2,081.9
Non-recourse liabilities held by special purpose entities	1,181.0
Accrued pension and other long-term benefits	230.6
Deferred income tax liabilities	2,515.7
Other long-term liabilities	447.9
Noncontrolling interest	174.0
Total liabilities and noncontrolling interest assumed	$7,698.2

Net assets acquired	$8,287.4
The preliminary allocation of merger consideration for the transaction includes, among other things:

•	$2,807.5 million of customer relationships which will be amortized over a range of 18 to 21 years based on a straight-line basis because the amortization pattern is not reliably determinable;

•	$51.9 million of trademarks which will be amortized over 5 years;

•	$55.6 million of patents which will be amortized over a range of 3 to 15 years;

•	$38.5 million of unfavorable contracts which will be amortized over 1 to 9 years; and

•	a $337.5 million adjustment to increase the carrying value of the debt assumed to fair value, the adjustment will be amortized over 1 to 32 years

The preliminary estimated fair value assigned to goodwill of $3,845.9 million is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization and increased vertical integration and synergistic opportunities) and the assembled work force of MWV. As the transaction closed on July 1, 2015, we expect to incur additional merger-related expenses primarily in the quarter ending September 30, 2015 related to the transaction, including expensing an estimated $106.2 million for inventory stepped-up to fair value.

As the Combination closed on July 1, 2015, we terminated our existing Credit Facility, and WestRock entered into new credit facilities.

Pension Plan Merger and Plan Change

In connection with the Combination, the Rock-Tenn Company Consolidated Pension Plan and MWV U.S. qualified defined benefit pension plans assigned the role of plan sponsor to WestRock. On July 2, 2015, WestRock merged the MWV U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. Upon the merger, the terms and provisions of the legacy MWV plans were incorporated into the merged plan.

Additionally, on July 30, 2015, WestRock approved changes to freeze the WestRock Company Consolidated Pension Plan for U.S. salaried and non-union hourly employees. Affected employees will continue to accrue a benefit through December 31, 2015, except for employees in the legacy MWV U.S. qualified defined benefit pension plans which meet the criteria for

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

grandfathering. Those employees meeting a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, will be grandfathered and continue to accrue a benefit until December 31, 2020 or their termination date, if earlier. The new WestRock retirement program for U.S. salaried and non-union hourly employees will be a defined contribution benefit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2014, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2014 Form 10-K. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments. See our reconciliations of Non-GAAP measures in the “Non-GAAP Financial Measures” section below.

Overview

Net sales of $2,538.9 million for the third quarter of fiscal 2015 increased $8.0 million, or 0.3%, over the third quarter of fiscal 2014, primarily as a result of sales from the Tacoma Mill and display acquisitions completed in fiscal 2014 and higher corrugated volumes which were partially offset by decreased corrugated selling price/mix and lower sales of merchandising displays. Corrugated Packaging segment shipments increased 3.6% in the third quarter of fiscal 2015, or 0.9% excluding the Tacoma Mill acquisition, each as compared to the prior year quarter. Segment income increased $32.0 million or 12.2% to $294.9 million in the third quarter of fiscal 2015 compared to the prior year quarter, primarily as a result of productivity improvements, lower fiber and energy costs and higher corrugated volumes which were partially offset by decreased corrugated selling prices, lower merchandising displays income and other costs across our business.

Net income in the third quarter of fiscal 2015 was $156.4 million compared to $133.3 million in the third quarter of last year. Adjusted Net Income in the third quarter of fiscal 2015 increased $21.2 million over the third quarter of last year to $164.8 million. Earnings per diluted share in the third quarter of fiscal 2015 were $1.10 per share as compared to $0.91 per share in the third quarter of last year. Adjusted Earnings Per Diluted Share in the third quarter of fiscal 2015 were $1.15 per share as compared to $0.98 per share in the third quarter of last year.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and nine months ended June 30, 2015 and June 30, 2014 and is followed by a discussion of the adjustments to reconcile diluted earnings per share attributable to Rock-Tenn Company shareholders to Adjusted Earnings Per Diluted Share (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,538.9	$2,530.9	$7,508.7	$7,287.1
Cost of goods sold	2,012.6	2,041.3	6,055.8	5,922.5
Gross profit	526.3	489.6	1,452.9	1,364.6
Selling, general and administrative expenses	246.8	245.3	743.1	725.6
Pension lump sum settlement and retiree medical curtailment, net	(0.4)	—	11.5	—
Restructuring and other costs, net	13.1	13.3	35.7	45.1
Operating profit	266.8	231.0	662.6	593.9
Interest expense	(22.6)	(23.9)	(68.9)	(71.1)
Interest income and other income (expense), net	(0.7)	0.1	(1.0)	(0.9)
Equity in income of unconsolidated entities	2.7	4.1	7.3	7.3
Income before income taxes	246.2	211.3	600.0	529.2
Income tax expense	(88.3)	(76.9)	(206.1)	(200.7)
Consolidated net income	157.9	134.4	393.9	328.5
Less: Net income attributable to noncontrolling interests	(1.5)	(1.1)	(2.6)	(2.7)
Net income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.8

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure Earnings per diluted share (in dollars per share), for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings per diluted share	$1.10	$0.91	$2.74	$2.23

Restructuring and other costs and operating losses and transition costs due to plant closures	0.05	0.06	0.17	0.21
Pension lump sum settlement and retiree medical curtailment, net	—	—	0.05	—
Acquisition inventory step-up	—	0.01	0.01	0.01
Adjusted Earnings Per Diluted Share	$1.15	$0.98	$2.97	$2.45

In the third quarter of fiscal 2015, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.05 per diluted share and consisted primarily of $13.3 million of pre-tax integration and acquisition costs.

In the third quarter of fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.06 per diluted share and consisted primarily of $8.6 million of pre-tax integration and acquisition costs and $5.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities. In addition, the third quarter of fiscal 2014 included $2.5 million pre-tax or $0.01 per diluted share of inventory step-up expense related to inventory acquired in the Tacoma Mill acquisition.

In the nine months ended June 30, 2015, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.17 per diluted share and consisted primarily of $29.8 million of pre-tax integration and acquisition costs and $7.8 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities. In addition, in the first quarter of fiscal 2015 we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million; and changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an estimated $8.1 million pre-tax curtailment gain and was subsequently adjusted during the third quarter of fiscal 2015 to $8.5 million. These two items aggregated to an $11.5 million pre-tax charge or $0.05 per diluted share after-tax.

In the nine months ended June 30, 2014, our restructuring and other costs and operating losses and transition costs due to plant closures were $0.21 per diluted share and consisted primarily of $24.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $24.4 million of pre-tax integration and acquisition costs. In addition, the nine months ended June 30, 2014 included $2.8 million pre-tax or $0.01 per diluted share of inventory step-up expense related to inventory acquired in the Tacoma Mill and NPG acquisitions.

We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” and “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2014	$2,362.6	$2,393.6	$2,530.9	$7,287.1	$2,608.0	$9,895.1
Fiscal 2015	$2,514.2	$2,455.6	$2,538.9	$7,508.7
% Change	6.4%	2.6%	0.3%	3.0%

Net sales in the third quarter of fiscal 2015 increased $8.0 million compared to the third quarter of fiscal 2014 as a result of the Tacoma Mill and display acquisitions completed in fiscal 2014, higher corrugated volumes partially offset by decreased corrugated selling prices and lower sales of merchandising displays. Net sales in the nine months ended June 30, 2015 increased $221.6 million compared to the nine months ended June 30, 2014 primarily as a result of net sales from the acquisitions completed in fiscal 2014.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2014	$1,914.8	$1,966.4	$2,041.3	$5,922.5	$2,039.0	$7,961.5
(% of Net Sales)	81.0%	82.2%	80.7%	81.3%	78.2%	80.5%

Fiscal 2015	$2,044.7	$1,998.5	$2,012.6	$6,055.8
(% of Net Sales)	81.3%	81.4%	79.3%	80.7%

Cost of goods sold as a percentage of net sales in the third quarter of fiscal 2015 declined compared to the prior year third quarter primarily due to lower fiber and energy costs which were partially offset by the impact of lower selling prices in the current year quarter that increased the rate of cost of goods sold as a percentage of net sales by an estimated 1.1%. On a volume adjusted basis compared to the prior year quarter, commodity costs decreased $47.7 million, including aggregate fiber and board costs which decreased $51.0 million, energy costs decreased $37.6 million, aggregate freight, depreciation and amortization increased $7.4 million, shipping and warehousing costs decreased $6.1 million and other manufacturing costs increased $14.5 million. In addition, the third quarter of fiscal 2014 included the recognition of a $9.1 million gain related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone acquisition.

Cost of goods sold as a percentage of net sales in the nine months ended June 30, 2015 was relatively flat compared to the nine months ended June 30, 2014 as lower fiber and energy costs were partially offset by the impact of lower selling prices in the current year period that increased the rate of cost of goods sold as a percentage of net sales by an estimated 0.8% and higher non-fiber commodity and other costs, including primarily the substantial electrical failure at our Panama City mill in the second quarter of fiscal 2015. On a volume adjusted basis, commodity costs decreased $89.6 million, including aggregate fiber and board costs which decreased $128.4 million, energy costs decreased $80.6 million, direct labor costs decreased $7.2 million, other manufacturing costs increased $26.5 million and aggregate freight, shipping and warehousing costs increased $7.7 million and depreciation and amortization expense increased $22.0 million, each as compared to the prior year period. Cost of goods sold in the nine months ended June 30, 2015 included the recognition of a $6.7 million gain related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition compared to the recognition of a $9.1 million gain for the prior year period.

Selling, General and Administrative Expenses

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2014	$234.8	$245.5	$245.3	$725.6	$250.1	$975.7
(% of Net Sales)	9.9%	10.3%	9.7%	10.0%	9.6%	9.9%

Fiscal 2015	$243.7	$252.6	$246.8	$743.1
(% of Net Sales)	9.7%	10.3%	9.7%	9.9%

SG&A increased $1.5 million in the third quarter of fiscal 2015 compared to the prior year quarter primarily as a result of the acquisitions completed in fiscal 2014. SG&A includes $22.1 million and $21.5 million of intangible amortization in the third quarter of fiscal 2015 and 2014, respectively. Similarly, SG&A increased $17.5 million in the nine months ended June 30, 2015 compared to the prior year period. SG&A includes $66.6 million and $64.1 million of intangible amortization in the nine months ended June 30, 2015 compared to the prior year period, respectively.

Pension Lump Sum Settlement and Retiree Medical Curtailment, net

During the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, during the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain and was subsequently adjusted during the third quarter of fiscal 2015 to $8.5 million. For additional information see “Note 11. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $13.1 million and $13.3 million in the third quarter of fiscal 2015 and 2014, respectively. We recorded aggregate pre-tax restructuring and other costs of $35.7 million and $45.1 million in the nine months ended June 30, 2015 and June 30, 2014, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or an integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Merger and Acquisitions

On July 1, 2015, pursuant to the Business Combination Agreement, by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MeadWestvaco, with MeadWestvaco surviving the merger as a wholly owned subsidiary of WestRock. For additional information see “Note 15. Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements included herein.

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash acquired and the collection of a previously accrued working capital settlement. We made an election under section 338(h)(10) of the Code that increased our tax basis in the acquired assets for an as yet to be determined amount of consideration not to exceed $2.0 million. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and will enhance cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment.

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $343.2 million including an estimated working capital settlement. The purchase price was increased $2.6 million during the third quarter of fiscal 2015, the offset to which was primarily goodwill. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our condensed consolidated financial statements in our Corrugated Packaging segment.

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers. We have included the results of NPG’s operations since the date of the acquisition in our condensed consolidated financial statements in our Merchandising Displays segment.

We discuss these acquisitions in more detail in “Note 5. Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the third quarter of fiscal 2015 decreased to $22.6 million from $23.9 million for the same quarter last year and included amortization of deferred financing costs of $2.6 million compared to $2.6 million for the same quarter of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $1.2 million, lower average interest rates decreased interest expense by approximately $0.1 million.

Interest expense for the nine months ended June 30, 2015 decreased to $68.9 million from $71.1 million for the same period last year and included amortization of deferred financing costs of $8.0 million compared to $7.7 million for the same period of the prior year. The decrease in our average outstanding borrowings decreased interest expense by approximately $0.1 million, lower average interest rates decreased interest expense by approximately $2.4 million and amortization of deferred financing costs increased by $0.3 million.

Provision for Income Taxes

We recorded income tax expense of $88.3 million and $206.1 million for the three and nine months ended June 30, 2015, respectively, compared to income tax expense of $76.9 million and $200.7 million for the three and nine months ended June 30, 2014, respectively. The effective tax rates for the three and nine months ended June 30, 2015 were approximately 35.9% and 34.4%, respectively. The effective tax rates for the three and nine months ended June 30, 2014 were approximately 36.4% and 37.9%, respectively.

The effective tax rates for the three and nine months ended June 30, 2015, respectively, were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a tax rate differential with respect to foreign earnings. The effective tax rates for the three and nine months ended June 30, 2014 were different than the statutory rate primarily due to the impact of state taxes and a tax rate differential with respect to foreign earnings. The three months ended June 30, 2015, also included charges related to a return to provision true-up. In addition, the nine months ended June 30, 2014 included a $9.6 million charge to income tax expense to record the impact of the state of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value. Additionally, the effective tax rates were different than the statutory rate due to the impact of state taxes and a tax rate differential with respect to foreign earnings.

Results of Operations (Segment Data)

Corrugated Packaging Shipments

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated mills plus Corrugated Container Shipments converted from BSF to tons. The following data excludes container shipments in Asia.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2014
Corrugated Packaging Segment Shipments - thousands of tons	1,803.8	1,809.5	1,961.8	5,575.1	2,074.6	7,649.7
Corrugated Containers Shipments - BSF	18.4	18.2	18.8	55.4	18.8	74.2
Corrugated Containers Per Shipping Day - MMSF	301.5	288.8	298.2	296.1	294.7	295.8

Fiscal 2015
Corrugated Packaging Segment Shipments - thousands of tons	1,995.8	1,936.7	2,032.6	5,965.1
Corrugated Containers Shipments - BSF	18.8	18.9	19.6	57.3
Corrugated Containers Per Shipping Day - MMSF	309.0	304.5	309.9	307.8

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$1,651.9	$157.7	9.5%
Second Quarter	1,651.7	133.1	8.1
Third Quarter	1,774.2	179.8	10.1
Nine Months Ended June 30, 2014	5,077.8	470.6	9.3
Fourth Quarter	1,825.9	248.4	13.6
Fiscal 2014	$6,903.7	$719.0	10.4%

Fiscal 2015
First Quarter	$1,768.2	$183.1	10.4%
Second Quarter	1,727.9	169.8	9.8
Third Quarter	1,798.5	214.5	11.9
Nine Months Ended June 30, 2015	$5,294.6	$567.4	10.7%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $24.3 million in the third quarter of fiscal 2015 compared to the prior year quarter primarily due to sales from the Tacoma Mill acquisition and increased corrugated segment shipments partially offset by the impact of decreased corrugated selling price/mix. Corrugated Packaging segment shipments increased 3.6% in the third quarter of fiscal 2015, or 0.9% excluding shipments from the Tacoma Mill acquisition, each as compared to the prior year quarter. Decreased corrugated selling price/mix reduced net sales by approximately $41.3 million compared to the prior year quarter.

Net sales of the Corrugated Packaging segment increased $216.8 million in the nine months ended June 30, 2015 compared to the prior year period primarily due to increased shipments, including the Tacoma Mill acquisition. Corrugated Packaging segment shipments increased 7.0% in the nine months ended June 30, 2015, or 2.7% excluding shipments from the Tacoma Mill acquisition, each as compared to the prior year period. Decreased corrugated selling price/mix reduced sales by approximately $103.6 million compared to the prior year period.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2015 increased $34.7 million compared to the prior year third quarter. The increase in segment income was primarily a result of lower fiber and energy costs, increased volume and productivity improvements which were partially offset by the impact of decreased selling price/mix and higher non-fiber commodity and other costs. The estimated impact of higher volume was $21.0 million and the estimated impact of lower selling price/mix was $41.3 million in the third quarter fiscal 2015 compared to the prior year quarter. On a volume adjusted basis, commodity costs decreased $29.8 million, including aggregate fiber and board costs which decreased $34.5 million, energy costs decreased $34.0 million, aggregate freight, shipping and warehousing costs decreased $5.8 million and depreciation and amortization expense increased $6.4 million, each as compared to the prior year quarter. Segment income in the third quarter of fiscal 2014 included the recognition of a $9.1 million gain related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone acquisition.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2015 increased $96.8 million compared to the prior year period. The increase in segment income was primarily a result of lower fiber and energy costs, increased volume, productivity improvements, and the reduced impact of adverse weather in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 which were partially offset by the impact of decreased selling price/mix, higher non-fiber commodity costs, freight and other costs, including primarily the substantial electrical failure at our Panama City mill in the second quarter of fiscal 2015. The estimated impact of higher volume was $74.3 million and the estimated impact of lower selling price/mix was $103.6 million in the nine months ended June 30, 2015 compared to the prior year period. On a volume adjusted basis, commodity costs decreased $70.3 million, including aggregate fiber and board costs which decreased $96.0 million, energy costs decreased $72.1 million including the impact of less severe weather in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, direct labor costs decreased $17.4 million and aggregate freight, shipping and warehousing costs increased $2.4 million, and depreciation and amortization expense increased $20.3 million, each as compared to the prior year period. Segment income included a reduction of cost of goods sold of $6.7 million in the nine months ended June 30, 2015 related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition compared to the recognition of a $9.1 million gain for the prior year period. SG&A costs, excluding depreciation and amortization, increased $6.2 million compared to the prior year period.

Consumer Packaging Shipments

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer mills plus Consumer Packaging Converting Shipments converted from BSF to tons. The shipment data excludes gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1	386.0	394.3	1,158.4	408.7	1,567.1
Consumer Packaging Converting Shipments - BSF	5.0	5.3	5.2	15.5	5.4	20.9
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	82.9	82.8	84.4	83.2

Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2	378.5	388.6	1,138.3
Consumer Packaging Converting Shipments - BSF	5.2	5.3	5.5	16.0
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	86.3	85.9

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$472.1	$57.6	12.2%
Second Quarter	489.3	49.3	10.1
Third Quarter	497.0	59.6	12.0
Nine Months Ended June 30, 2014	1,458.4	166.5	11.4
Fourth Quarter	525.1	72.3	13.8
Fiscal 2014	$1,983.5	$238.8	12.0%

Fiscal 2015
First Quarter	$478.8	$52.6	11.0%
Second Quarter	485.6	47.7	9.8
Third Quarter	497.7	66.0	13.3
Nine Months Ended June 30, 2015	$1,462.1	$166.3	11.4%

Net Sales (Consumer Packaging Segment)

The $0.7 million increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2015 compared to the prior year third quarter was primarily due to the impact of increased selling price/mix partially offset by lower volume. Segment shipments were 1.4% lower than the prior year quarter. The impact of selling price/mix increased net sales by approximately $7.7 million compared to the prior year quarter.

The $3.7 million increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2015 compared to the prior year period was primarily due to higher selling price/mix partially offset by lower segment shipments. Segment shipments decreased 1.7%. The impact of selling price/mix increased net sales by approximately $29.0 million compared to the prior year period.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2015 increased $6.4 million compared to the prior year quarter primarily reflecting the impact of lower fiber and energy related costs compared to the prior year quarter. The estimated impact of lower volume was $2.2 million and the estimated impact of higher selling price/mix was $7.7 million in the third quarter fiscal 2015 compared to the prior year quarter. On a volume adjusted basis, energy costs decreased $3.9 million, commodity costs decreased $3.7 million, including aggregate fiber and board costs which decreased $3.1 million and other manufacturing costs increased an aggregate $2.7 million, each as compared to the prior year quarter. Income from our equity investments was $2.0 million lower in third quarter of fiscal 2015 due to the sale of an equity investment that occurred in the prior year quarter.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2015 was essentially flat compared to the prior year period primarily as the impact of increased net sales, the favorable impact of selling price/mix and the reduced impact of adverse weather in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was essentially offset by lower volumes, higher commodity and other costs. The estimated impact of lower volume was $7.9 million and the estimated impact of higher selling price/mix was $29.0 million in the nine months ended June 30, 2015 compared to the prior year period. On a volume adjusted basis, energy costs decreased $8.8 million primarily due to less severe weather in the current year period, direct labor costs increased $7.2 million and other manufacturing costs increased an aggregate $15.6 million, each as compared to the prior year period. SG&A expenses, excluding depreciation and amortization, increased $5.2 million compared to the prior year period. Income from our equity investments was $1.8 million lower in third quarter of fiscal 2015 primarily due to the sale of an equity investment that occurred in the prior year quarter.

Merchandising Displays (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$184.6	$19.3	10.5%
Second Quarter	213.0	17.0	8.0
Third Quarter	225.1	21.4	9.5
Nine Months Ended June 30, 2014	622.7	57.7	9.3
Fourth Quarter	229.2	14.9	6.5
Fiscal 2014	$851.9	$72.6	8.5%

Fiscal 2015
First Quarter	$238.2	$6.4	2.7%
Second Quarter	212.6	4.7	2.2
Third Quarter	195.3	11.9	6.1
Nine Months Ended June 30, 2015	$646.1	$23.0	3.6%

Net Sales (Merchandising Displays Segment)

Our Merchandising Displays segment net sales decreased $29.8 million or 13.2% for the third quarter of fiscal 2015 compared to the prior year third quarter primarily as higher volumes from the display acquisitions completed in fiscal 2014 were more than offset by decreased sales to existing customers due to their lower promotional activity. Net sales from the display acquisitions increased sales by $13.2 million compared to the prior year quarter.

Our Merchandising Displays segment net sales increased $23.4 million or 3.8% for the nine months ended June 30, 2015 compared to the prior year third quarter primarily due to net sales from the display acquisitions completed in fiscal 2014 that were partially offset by decreased sales to existing customers due to their lower promotional activity. Net sales from the display acquisitions increased sales by $69.9 million compared to the prior year period.

Segment Income (Merchandising Displays)

Segment income attributable to the Merchandising Displays segment decreased $9.5 million in the third quarter of fiscal 2015 compared to the prior year third quarter due to lower sales and higher commodity and other costs including higher costs associated with supporting and onboarding new business and a more competitive commercial environment.

Segment income attributable to the Merchandising Displays segment decreased $34.7 million in the nine months ended June 30, 2015 compared to the prior year period due to lower net sales, excluding acquisitions, and higher commodity and other costs including costs associated with supporting and onboarding new business and a more competitive environment. Additionally, segment income for the nine months ended June 30, 2015 included $1.3 million pre-tax for acquisition inventory step-up expense.

Recycling Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$99.6	$0.1	0.1%
Second Quarter	90.1	2.8	3.1
Third Quarter	85.4	2.1	2.5
Nine Months Ended June 30, 2014	275.1	5.0	1.8
Fourth Quarter	88.1	4.0	4.5
Fiscal 2014	$363.2	$9.0	2.5%

Fiscal 2015
First Quarter	$80.3	$1.8	2.2%
Second Quarter	75.8	(0.4)	(0.5)
Third Quarter	92.4	2.5	2.7
Nine Months Ended June 30, 2015	$248.5	$3.9	1.6%

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2014	1,562.5	1,564.0	1,573.6	4,700.1	1,609.0	6,309.1
Fiscal 2015	1,628.0	1,576.6	1,781.8	4,986.4

Net Sales (Recycling Segment)

Our Recycling segment net sales increased $7.0 million for the third quarter of fiscal 2015 compared to the prior year third quarter primarily due to higher volumes which were partially offset by lower recovered fiber prices. Our Recycling segment net sales decreased $26.6 million for the nine months ended June 30, 2015 compared to the prior year period primarily due to lower recovered fiber prices as a result of soft global markets for recovered fiber, including exports to China, and collection facility closures during the past year which were partially offset by higher volumes.

Segment Income (Recycling Segment)

Segment income attributable to the Recycling segment increased $0.4 million in the third quarter of fiscal 2015 compared to the prior year third quarter primarily as a result of increased net sales. Segment income attributable to the Recycling segment decreased $1.1 million in the nine months ended June 30, 2015 compared to the prior year period primarily as a result of the impact on net sales of lower recovered fiber prices net of lower fiber input costs and costs associated with the West Coast port slowdown.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are our Credit Facility and our Receivables Facility. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt. References to estimates in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for items such as capital expenditures, contributions to our qualified and supplemental defined benefit pension plans and the timing of utilizing our net operating losses, CBPC, Alternative Minimum Tax and other credits, including the impact on estimated cash tax payments, exclude the impact of the transaction with MWV and other future business combinations, the occurrence of which could cause our estimates to change materially.

Cash and cash equivalents were $43.2 million at June 30, 2015 and $32.6 million at September 30, 2014. At June 30, 2015 and September 30, 2014, total debt was $2,643.5 million and $2,984.7 million, respectively, $129.0 million of which was short-term at June 30, 2015. Certain restrictive covenants govern our maximum availability under the Credit Facility and Receivables Facility. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of those covenants at June 30, 2015. Aggregate liquidity under our Receivables Facility and Credit Facility exceeded $1.7 billion at June 30, 2015 prior to the Credit Facility being terminated and repaid in connection with the Combination.

Credit Facility

On September 27, 2012, we entered into the Credit Facility with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The Credit Facility includes a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, amended maximum principal amount, 5-year term loan facility. The facility matures on September 27, 2017. At June 30, 2015, available borrowings under the revolving credit portion of the Credit Facility exceeded $1.4 billion. As the Combination closed on July 1, 2015, we terminated and repaid our existing Credit Facility, and WestRock entered into new credit facilities.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility which extended the maturity date to October 24, 2017, and maintained the size of the facility at $700.0 million. The amendment reduced the credit spread for the used portion of the facility from 0.75% to 0.70% and made minor amendments to the process of calculating the Borrowing Base (as defined in the Receivables Facility). Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility allows for the exclusion of eligible receivables of specific customers each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each customer may not exceed 2.5% of the aggregate outstanding balance of all eligible receivables. At June 30, 2015, borrowing availability under this facility exceeded $0.3 billion. Our Receivables Facility includes a “change of control” default/termination provision and, accordingly, we amended the facility in connection with the Combination to allow for the change of control and to make other immaterial amendments.

See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the Credit Facility and Receivables Facility.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. The maximum funding from receivables that may be sold at any time was increased on February 27, 2015 from $205 million to $300 million. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is recorded in interest income and other income (expense), net and is not material as it is currently less than 1% per annum of the receivables sold. See “Note 10. Fair Value” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on the A/R Sales Agreement.

Cash Flow Activity

	Nine Months Ended
	June 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$816.6	$749.1
Net cash used for investing activities	$(331.6)	$(740.1)
Net cash used for financing activities	$(471.7)	$(5.8)

Net cash provided by operating activities during the nine months ended June 30, 2015 increased compared to the nine months ended June 30, 2014 primarily due to the impact decreased pension funding, increased aggregate net income, depreciation and amortization, and deferred taxes which were partially offset by increased investment in working capital in the current year period compared to the nine months ended June 30, 2014. The change in working capital includes $66.4 million and $141.3 million of cash proceeds in connection with the A/R Sales Agreement in the nine months ended June 30, 2015 and June 30, 2014, respectively.

Net cash used for investing activities in the nine months ended June 30, 2015 consisted primarily of $358.9 million of capital expenditures that was partially offset by proceeds from the sale of property, plant and equipment and the collection of a previously accrued estimated working capital settlement received related to the prior year AG In-Store acquisition. Net cash used for investing activities in the nine months ended June 30, 2014 consisted primarily of $377.7 million of capital expenditures and $400.7 million for the purchase of the purchase of the Tacoma Mill and a merchandising display business (NPG acquisition), which were partially offset by proceeds from the sale of property, plant and equipment and other items. We believe we have significant opportunity to improve our performance via capital investment in our box plant system, the most prominent investments are in the converting equipment, including the modernization of our box plant system by installing a planned total of thirty EVOL flexo folder gluers over an estimated three to four year period, about half of which we have installed to date. We have also identified opportunities in our mill system to improve the productivity and cost structure, including projects such as converting our Stevenson, AL containerboard mill to a carbonate caustic pulping process which is expected to improve yield and reduce cost. Our capital expenditures estimates also include our fiscal 2015 Boiler MACT expenditures that will be part of our total multi-year estimated Boiler MACT capital investment of approximately $55 million at our containerboard mills as well as continued work on an estimated $89 million project, that is expected to start-up in fiscal 2016, to build a new fluidized bed biomass boiler at our Demopolis, AL bleached paperboard mill that will replace two 1950s power boilers and address the Boiler MACT requirements at the mill. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital expenditures to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to spend a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

In the nine months ended June 30, 2015, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $335.5 million, cash dividends paid to shareholders of $116.6 million, purchases of Common Stock of $8.7 million and $24.6 million for the issuance of common stock, net of related minimum tax withholdings as the payment of employee payroll taxes related to shares withheld to satisfy employee payroll taxes related to our restricted stock vesting exceeded the strike price on options exercised. These items were partially offset by $16.7 million of excess tax benefits from share-based compensation. In the nine months ended June 30, 2014, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $146.7 million, purchases of Common Stock of $73.8 million and cash dividends paid to shareholders of $76.0 million.

In December 2014, Congress passed the Tax Increase Prevention Act of 2014 that among other things extended bonus depreciation through the end of calendar 2014. As a result, we increased our tax depreciation deduction for fiscal 2014 and correspondingly decreased our previously reflected use of U.S. federal net operating losses and other credits. At June 30, 2015, the U.S. federal, state and foreign net operating losses, CBPC, Alternative Minimum Tax credits and other U.S. federal and state tax credits available to us aggregated approximately $217 million in future potential reductions of U.S. federal, state and foreign cash taxes.

As a result of the Business Combination Agreement entered into with MWV to effect a strategic combination, we increased the per share amount of the dividends we distributed between the announcement date and the Closing Date to equalize dividend payments between RockTenn and MWV. In April 2015, our board of directors approved our May 2015 dividend of $0.320525 per share which reflects our $0.1875 regular quarterly dividend payment plus an additional $0.133025 per share to equalize the dividend with the MWV dividend. Similarly, in February 2015 we paid a quarterly dividend of $0.320525 per share. In November 2014 we paid a quarterly dividend of $0.1875 per share.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our Credit Facility and Receivables Facility, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

New Accounting Standards

See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Non-GAAP Financial Measures

We have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above financial measures that were not prepared in accordance with GAAP. Any analysis of non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP. Below, we define the non-GAAP financial measures, discuss the reasons that we believe this information is useful to management and may be useful to investors, and provide reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP. These measures may differ from similarly captioned measures of other companies. The following non-GAAP measures are not intended to be substitutes for GAAP financial measures and should not be used as such.

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to Rock-Tenn Company shareholders and Earnings per diluted share, respectively.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to Rock-Tenn Company shareholders (in millions, net of tax), for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to Rock-Tenn Company shareholders	$156.4	$133.3	$391.3	$325.8
Restructuring and other costs and operating losses and transition costs due to plant closures	8.7	8.7	24.6	30.4
Pension lump sum settlement and retiree medical curtailment, net	(0.3)	—	7.6	—
Acquisition inventory step-up	—	1.6	0.8	1.8
Adjusted Net Income	$164.8	$143.6	$424.3	$358.0

A reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure, Earnings per diluted share, is set forth on p. 33 of this Appendix A.