Form 10-K
period 2015-09-30
WestRock Co
filed 2015-11-27
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-37484
____________________________________________________________
WESTROCK COMPANY
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________

Delaware	47-3335141
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

501 South 5th Street, Richmond, Virginia	23219-0501
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (804) 444-1000
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2015, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $64.50 per share of RockTenn Common Stock, as reported on the New York Stock Exchange on such date), was approximately $8,926 million. RockTenn was the accounting acquirer in the Combination (as defined), which closed after March 31, 2015.
As of November 6, 2015, the registrant had 257,113,604 shares of Common Stock, par value $0.01 per share, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, are incorporated by reference in Parts II and III.

WESTROCK COMPANY

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2004 Incentive Stock Plan	Amended and Restated 2004 Incentive Stock Plan
A/R Sales Agreement	As defined on p. 82
AFMC	Alternative fuel mixture credits
AGI In-Store	A.G. Industries, Inc.
Antitrust Litigation	As defined on p. 107
APBO	Accumulated postretirement benefit obligation
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 9
Business Combination Agreement	The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub.
CBA or CBAs	Collective bargaining agreements
CBPC	Cellulosic biofuel producers credits
CEO	Chief Executive Officer
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFO	Chief Financial Officer
Closing Date	July 1, 2015
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	Our common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
CPM	Canadian Pensioners’ Mortality
CTO	Crude tall oil
Credit Agreement	As defined on p. 80
Credit Facility	As defined on p. 80
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder
ESPP Plan	The 1993 Employee Stock Purchase Plan, as amended and restated
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
Farm Credit Facility	As defined on p. 80
Farm Loan Credit Agreement	As defined on p. 80
FIFO	First-in first-out inventory valuation method
FIP	Funding improvement plan

Term or Acronym	Definition

GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
IDBs	Industrial Development Bonds
Installment Note	As defined on p. 108
IRS	Internal Revenue Service
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
MEPP or MEPPs	Multiemployer pension plan(s)
MMBtu	One million British Thermal Units
MMSF	Millions of square feet
MWV	WestRock MWV, LLC, formerly known as MeadWestvaco Corporation
MWV TN	As defined on p. 108
MWV TN II	As defined on p. 108
MWV Merger Sub	Milan Merger Sub, LLC
New ESPP Plan	The WestRock Employee Stock Purchase Plan
NOV	Notice of Violation
NPG	NPG Holding, Inc.
NYSE	New York Stock Exchange
OSHA	The Occupational Safety and Health Act
Pension Act	Pension Protection Act of 2006
Plum Creek	Plum Creek Timber Company, Inc
PRP or PRPs	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	Our receivables backed financing facility
RockTenn	WestRock RKT Company, formerly known as Rock-Tenn Company
RockTenn Common Stock	RockTenn Class A common stock, par value $0.01 per share
RockTenn Merger Sub	Rome Merger Sub, Inc.
RP	Rehabilitation plan
SAR or SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
Seven Hills	Seven Hills Paperboard LLC
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	Our May 27, 2011 acquisition of Smurfit-Stone
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	Our October 1, 2015 acquisition of SP Fiber
Supplemental Plans	Supplemental retirement savings plans
Tacoma Mill	The Tacoma Kraft Paper Mill formerly owned by Simpson
Timber Note	As defined on p. 108
TNH	Timber Note Holdings LLC
USW	United Steelworkers Union
U.S.	United States
WestRock	WestRock Company

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

We are a global leading provider of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in North America, South America, Europe and Asia. We also operate a specialty chemicals business and we develop real estate in Charleston, South Carolina.

WestRock was formed on March 6, 2015, for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement in connection with the Combination. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We believe the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

WestRock is the successor issuer to RockTenn and MWV pursuant to Rule 12g-3(c) under the Exchange Act. Pursuant to Rule 12g-3(d) under the Exchange Act, shares of Common Stock, were deemed to be registered under Section 12(b) of the Exchange Act, and WestRock is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder. On July 2, 2015, shares of Common Stock began regular-way trading on the NYSE under the ticker symbol “WRK”.

Subsequent to the Combination, we have aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. Corrugated Packaging reflects the combination of RockTenn’s Corrugated Packaging and Recycling segments with MWV’s Industrial segment. The combined segment consists of corrugated mill and packaging operations, as well as our recycling operations. Consumer Packaging reflects the combination of MWV’s Food & Beverage, and Home, Health & Beauty segments, as well as RockTenn’s Consumer Packaging and Merchandising Displays segment. The combined segment consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations. Specialty Chemicals is the MWV segment that manufactures and distributes specialty chemicals for the automotive, energy and infrastructure industries. Land and Development is the MWV Community Development and Land Management segment that develops and sells real estate primarily in the Charleston, South Carolina market. We have reclassified prior period segment results to align to these segments for all periods presented herein.

WestRock intends to complete the separation of its specialty chemicals business, now called Ingevity, through a spin-off or other alternative transaction. We are targeting an approximate March 1, 2016 separation. However, there can be no assurance of the timeframe in which the separation will occur or that the separation will occur at all. Until the separation occurs, WestRock will have the discretion to determine and change the terms of the separation or determine not to proceed with the separation.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of containerboard measured by tons produced, and one of the largest producers of high-graphics preprinted linerboard in North America. We have integrated mill and corrugated box operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber to our mills as well as to third parties. Our Brazil operation also owns forestlands which provide virgin fiber to our Brazilian mill. We operate an integrated corrugated packaging system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers, regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to advertise and sell their products. We also provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally.

Our recycling operations provide substantially all of the recycled fiber to our mills and we sell to third parties. Our recycling operations procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade, and bale recovered paper and after sorting and baling, we transfer it to our mills for processing, or sell it, principally to U.S. manufacturers of paperboard or containerboard as well as manufacturers of tissue, newsprint, roofing products and insulation, and to export markets. We also collect aluminum and plastics for resale to manufacturers of these products. Our waste services business arranges recycling and waste disposal services for its customers. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts as well as our recycled paperboard and containerboard mills and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard and containerboard mills, ensuring availability of supply with reduced shipping costs.

Sales of corrugated packaging products to external customers accounted for 64.9%, 71.8% and 73.5% of our net sales in fiscal 2015, 2014 and 2013, respectively.

Consumer Packaging Segment

We operate integrated virgin and recycled fiber paperboard mills and consumer packaging converting operations, which convert items such as folding and beverage cartons, displays, dispensing, and interior partitions. Our integrated system of virgin and recycled mills produces paperboard for our converting operations and third parties. We internally consume or sell coated natural kraft, bleached paperboard and coated recycled paperboard to manufacturers of folding cartons and other paperboard products, and internally consume or sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products. The mill owned by our Seven Hills joint venture in Lynchburg, VA, manufactures gypsum paperboard liner for sale to our joint venture partner.

We are one of the largest manufacturers of folding and beverage cartons in North America, we believe we are the largest manufacturer of temporary promotional point-of-purchase displays in North America measured by net sales and we believe we are the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding and beverage cartons are used to package food, paper, beverages, dairy products, tobacco, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. We also manufacture express mail envelopes for the overnight courier industry and for the global healthcare market, secondary packages designed to enhance patient adherence for prescription drugs, as well as paperboard packaging and closures for over-the-counter and prescription drugs. Folding cartons typically protect customers’ products during shipment and distribution and employ graphics to promote them at retail. We manufacture folding and beverage cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals and to the automotive industry.

We manufacture and assemble (pack) temporary and permanent point-of-purchase displays. We design, manufacture and, in many cases, pack temporary displays for sale to consumer products companies and retailers. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked; therefore, they are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services such as multi-product promotional packing and product manipulation such as multipacks and onpacks. We manufacture and distribute point of sale material utilizing litho, screen, and digital printing technologies. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.

We produce dispensing systems such as pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and plastic packaging for hair and skin care products. For the global home and garden market, we produce trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, we produce sprayers used for nasal and throat applications.

Sales of consumer packaging products to external customers accounted for 32.5%, 28.2% and 26.5% of our net sales in fiscal 2015, 2014 and 2013, respectively.

Specialty Chemicals Segment
We manufacture, market and distribute specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include performance chemicals derived from pine chemicals used in printing inks, asphalt paving and adhesives as well as in the agricultural, paper and petroleum industries. We also produce activated carbon products used in gas vapor emission control systems for automobiles and trucks, as well as applications for air, water and food purification. Sales of specialty chemicals to external customers accounted for 2.2% of our net sales in fiscal 2015. The Specialty Chemicals segment was formed as a result of the Combination; therefore there are no prior year comparisons in our financial statements.

Land and Development Segment

We are responsible for maximizing the value of development acres owned in the Charleston, South Carolina region through a land development partnership with Plum Creek. We develop real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. Sales in our Land and Development segment to external customers accounted for 0.4% of our net sales in fiscal 2015. The Land and Development segment was formed as a result of the Combination; therefore there are no prior year comparisons in our financial statements.

Raw Materials

The primary raw materials that our mill operations use are recycled fiber at our recycled paperboard and containerboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and paperboard mills. Some of our virgin containerboard is manufactured with some recycled fiber content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly driven by changes in weather such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations.

Recycled and virgin paperboard and containerboard are the primary raw materials that our converting operations use. Our converting operations use many different grades of paperboard and containerboard. We supply substantially all of our converting operations' needs for recycled and virgin paperboard and containerboard from our own mills and through the use of trade swaps with other manufacturers, which allow us to optimize our mill system and reduce freight costs. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations, we believe that should we incur production disruptions for recycled or virgin paperboard or containerboard we would be able to source significant replacement quantities from other suppliers. However, the failure to obtain these supplies or the failure to obtain these supplies at reasonable market prices could have an adverse effect on our results of operations.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times have fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use biomass, natural gas, coal and fuel oil to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paperboard machines. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental Regulation” for additional information regarding our energy related spending.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. The principal markets for our products are in North America, South America, Europe and Asia.

Sales and Marketing

Our top 10 external customers represented approximately 13% of consolidated net sales in fiscal 2015, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. The loss of any of our larger customers could have an adverse effect on the income attributable to the applicable segment and, depending on the significance of the product line, our results of operations. We believe that we have good relationships with our customers. In fiscal 2015, products sold to our top 10 customers by segment represented 17%, 22% and 33% of our external sales in our Corrugated Packaging segment, Consumer Packaging segment and Specialty Chemicals segment, respectively.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. Prior to the Combination, we sold approximately half of our coated recycled paperboard mills’ production and approximately half of our bleached paperboard production to our converting operations, primarily to manufacture folding cartons; we sold approximately two-thirds of our containerboard production, including trade swaps and buy/sell transactions, to our converting operations, to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills; and, excluding the Seven Hills production previously described and our Aurora, IL production converted into book covers and other products, we supply approximately two-fifths of our specialty mills’ production to our converting operations, primarily to manufacture interior partitions. Following the Combination, we sell nearly two-thirds of our coated natural kraft mill’s production to our converting operations, primarily to manufacture folding and beverage cartons. The mill production at the two bleached paperboard mills acquired in the Combination is primarily sold to third parties. We have the ability to move our internal sourcing among certain of our mills to maximize our operations.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 19. Segment Information” of the Notes to Consolidated Financial Statements included herein.

Competition

We operate in a challenging global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, as well as currency exchange rates.

The industries we operate in are highly competitive, and no single company dominates any of those industries. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding and beverage carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America and abroad. Our dispensing and specialty chemicals operations compete globally with manufacturers for global end markets. In the solid fiber interior packaging, promotional point-of-purchase display, and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper, including brokers and companies that export recovered paper to international markets. The Land and Development segment competes in the real estate sales and development market in the Charleston, SC region.

Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business, the award of new business or the renewal of business at substantially different terms, from our larger customers, may have a significant impact on our results of operations.

The primary competitive factors we face include price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and we evaluate our performance with annual customer surveys. However, to the extent that any of our competitors becomes more successful with respect to any key competitive factor, our business could be materially adversely affected.

Our ability to pass through cost increases can be limited based on competitive market conditions for our products and by the actions of our competitors. In addition, we sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified paperboard or containerboard index prices. The effect of these contractual provisions generally is to either limit the amount of the increase or decrease or to delay the realization of announced price increases or decreases.

The businesses we operate in have undergone consolidation. Within the packaging products industry, larger customers, with an expanded geographic presence, have tended to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of their customers’ packaging needs. In addition, our customers continue to demand higher quality products meeting stricter quality control requirements. These market trends could adversely affect our results of operations or, alternatively, benefit our results of operations depending on our competitive position in specific product lines.

Our packaging products compete with packaging made from other materials. Customer shifts away from our products, such as paperboard and containerboard packaging, to packaging made from other materials could adversely affect our results of operations.

Governmental Regulation

Health and Safety Regulations

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health including OSHA and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, some of our facilities contain asbestos. For those facilities where asbestos is present, we believe we have properly contained the asbestos and/or we have conducted training of our employees in an effort to ensure that no federal, state or local rules or regulations are violated in the maintenance of our facilities. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental Regulation

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers, commonly known as “Boiler MACT”. On January 21, 2015, the EPA proposed various amendments and technical corrections to the January 2013 rule and announced that it would reconsider certain aspects of the rule. As of September 30, 2015, the EPA had not issued a final rulemaking on these reconsideration issues. For our boilers, the Boiler MACT rule currently requires compliance by January 31, 2016, subject to a possible one-year extension. All of our mills that are subject to regulation under Boiler MACT are expected to meet the January 31, 2016 compliance deadline, with the exception of those mills for which we have obtained, or will have obtained, a one-year compliance extension.
We cannot predict with certainty how additional rulemakings or the legal challenges to the rule will impact our Boiler MACT strategies and costs.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or increase operating costs.

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from the EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We have reached an agreement in principle with the Government to resolve the violations alleged in the NOV and are working with the EPA on an administrative order that will contain the agreed upon settlement terms and conditions. We expect to finalize the settlement, based on how it is currently structured, in the first quarter of fiscal 2016 for an amount less than $0.1 million and we do not believe that any fines or compliance obligations required as a condition of settlement will have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

CERCLA and Other Remediation Costs

We also face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws and regulations. Based on current facts and assumptions, we currently do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of additional contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles and policy limits for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

We estimate that we will invest approximately $115 million for capital expenditures during fiscal 2016 in connection with matters relating to environmental compliance, including continued work on our Boiler MACT projects as well as the continued work to complete our Demopolis, AL bleached paperboard mill project to build a new fluidized bed biomass boiler and purchase of a gas package boiler to provide steam and non-condensable gas incineration backup capability for the mill. The fluidized bed biomass boiler will replace two 1950s power boilers and address the Boiler MACT requirements at the mill. It is possible that our capital expenditure assumptions may change, project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering and implementation work, the EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions.

Additionally, under President Obama’s Climate Action Plan, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the Agency issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for WestRock’s manufacturing operations. Due to ongoing litigation and other uncertainties regarding these regulations, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which WestRock has manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in early 2012, and enforceable compliance obligations began on January 1, 2013. We do not have any manufacturing facilities that are currently subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states.

Several of our international facilities are located in countries that have adopted GHG emissions trading schemes, including certain of our manufacturing locations in the European Union and in Canada. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program may require expenditures to meet required GHG emission reduction requirements in future years.

The regulation of climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations, financial condition, and disclosure obligations.

Patents and Other Intellectual Property

We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications, and licenses relating to our business, our products and the production process. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. It also includes exclusive rights to substantial proprietary packaging system technology in the U.S. or other licenses obtained under license from a third party. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Our patents, trademarks and other intellectual property rights, particularly those relating to our converting operations, are important to our operations as a whole. While, in the aggregate, intellectual property rights are material to our business, the loss of any one or any related group of such rights would not be expected to have a material adverse effect on our business. Our intellectual property has various expiration dates.

Employees

At September 30, 2015, we had approximately 41,400 employees. Of these employees, approximately 29,100 were hourly and approximately 12,300 were salaried. Approximately 14,500 of our hourly employees in the US and Canada are covered by CBAs, which most frequently have four or six year terms. Approximately 1,100 of our employees are working under expired contracts and approximately 3,500 of our employees are covered under CBAs that expire within one year.

While we have experienced isolated work stoppages in the past, we have been able to resolve them and we believe that working relationships with our employees are generally good. While the terms of our CBAs may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

In October 2014, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. Wage increases specified in the master agreement will not begin until the local facility agreements have been negotiated and ratified. The master agreement covers approximately 54 of our legacy RockTenn U.S. facilities and approximately 7,000 of our employees.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. Sales that were attributable to foreign operations were 13.5%, 12.0% and 13.3% in fiscal 2015, 2014 and 2013, respectively, some of which were transacted in U.S. dollars. For more information about our foreign operations, see “Note 19. Segment Information” of the Notes to Consolidated Financial Statements included herein.

Available Information

Our Internet address is www.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, our nominating and corporate governance committee, and our finance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Business Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and Senior Financial Officers. Any amendments to, or waiver from, any provision of the codes will be posted on the Company's website at the address above. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: WestRock Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our intention to complete the separation of our specialty chemicals business through a spin-off or other alternative transaction and that we are targeting an approximate March 1, 2016 separation; our belief that buyer-specific synergies are expected to arise after the Combination (e.g., enhanced geographic reach of the combined organization and increased vertical integration and synergistic opportunities) and the assembled work force of MWV; our expectation of achieving a $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018; our belief the Combination will combine two industry leaders to create a premier global provider of paper and packaging solutions in consumer and corrugated markets; our belief that should we incur production disruptions for recycled or virgin paperboard or containerboard we would be able to source significant replacement quantities internally or from other suppliers because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations; our estimate for our capital expenditures in fiscal 2016 and that we expect our annual capital investment to continue in a similar range for the next three years, subject to the specialty chemicals separation, as well as amounts and timing of specific projects and plans, including but not limited to in connection with matters relating to environmental compliance; our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance; our estimation that based on fiscal 2015 pricing, our annual energy expenditure on all energy sources to operate our facilities will be approximately $834 million, including amounts related to facilities acquired in the Combination; our belief that the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions; our belief that the mills acquired in the SP Fiber transaction help balance the fiber mix of our mill system; our belief that the addition of kraft and bag paper from the SP Fiber transaction will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard and kraft paper; our belief that the SP Fiber transaction is expected to generate significant synergies and be accretive to earnings in the second half of fiscal 2016; our belief that the partnership with Grupo Gondi will help grow our presence in the attractive Mexican market and our expectation to begin operations as a joint venture after we receive regulatory approval from Mexico's Antitrust Authority, the Comisión Federal de Competencia Económica, which we expect will take approximately four to six months; our expectation that we will permanently close our Coshocton, OH medium mill in late November, that we expect the closure to reduce our annual operating costs and enable us to avoid maintenance capital while continuing to serve our customers and that as a result of the closure, and that we expect to record an initial charge of approximately $130 million for primarily asset impairments and severance; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; that requirements also may increase energy costs above the level of general inflation and result in direct compliance and other costs but that compliance with the requirements of the new cap-and-trade program will not have a material adverse effect on our operations or financial condition; the amounts of our anticipated contributions to our qualified and supplemental defined benefit pension plans in fiscal 2016 and the range of contributions in fiscal 2017 through 2020; our expectation of contribution savings of approximately $550 million through 2024 as a result of the merger of MWV and RockTenn’s U.S. qualified defined benefit pension and that excluding the aforementioned pension plans, we expect to make future contributions primarily to our foreign pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements; our expectation that our offers to settle obligations of certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who are not currently receiving a monthly benefit will not require us to make additional pension plan contributions; our expectation that buyer-specific synergies will arise after the acquisition of NPG and AGI In-Store (e.g., enhanced reach of the combined organization and increased vertical integration) and their respective assembled work forces; our belief that the acquisitions of AGI In-Store support our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and has enhanced cross-selling opportunities and bolster our growing retail presence; our expectation that the goodwill and intangibles from the AGI In-Store transaction will be amortizable for income tax purposes; our belief that the Tacoma Mill is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system; our belief that NPG is a strong strategic fit that has strengthened our displays business and that NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability expands our customer base and significantly improves our ability to provide retail insights, innovation and connectivity to all of our customers; our expectation that buyer-specific synergies will arise after the acquisition of the Tacoma Mill (e.g., enhanced reach of the combined organization and synergies) and its assembled work force; our expectation that we will continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our belief that certain MEPPs in which we participate have material unfunded vested benefits; although the plan data for fiscal 2015 is not yet available, we would expect to continue to exceed 5% of total plan contributions to certain MEPPs; a current annualized dividend of $1.50 per share on our Common Stock; our target normalized Leverage Ratio (as defined in the Credit Agreement) of 2.25x - 2.50x; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; the effect of a hypothetical 10% increase on the prices of various commodities, freight and energy; our belief that there is not a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate allowances; that based on our current projections, we expect to utilize our remaining Alternative Minimum Tax and other U.S. federal credits primarily over the next two years; that we expect to receive increased tax benefits from a greater domestic manufacturer’s deduction which has been limited in recent years by federal taxable income after the use of federal net operating losses while foreign net operating losses, state net operating losses and credits will be used over a longer period of time; our expectation that including the estimated impact of book and tax differences, our cash tax payments will be substantially similar to our income tax expense in fiscal 2016, 2017 and 2018; our belief that integration activities will continue for the next two fiscal years; our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities and our ability to achieve operating efficiencies; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers; our relationships with our employees; our plans and objectives for future operations and expansion; our compliance obligations with respect to health and safety laws and environmental laws, the cost of compliance, the timing of these costs, or the impact of any liability under such laws on our results of operations, financial condition or cash flows, and our right to indemnification with respect to any such cost or liability; our belief that the currently expected outcome of any environmental proceeding or claim that is pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows; the possibility that we may engage in additional restructuring opportunities in the future; our belief that we have properly contained asbestos and/or have trained our employees in an effort to ensure that no rules or regulations are violated in the maintenance of our facilities where asbestos is present; the impact of any gain or loss of a customer’s business; our expectations surrounding credit loss rates; the impact of announced price increases; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure including our expectation that the integration of closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks including our increased exposure to foreign currency as a result of the Combination and our expectation that foreign segment income is expected to grow following the Combination; our expectation to continue to operate under environmental permits and similar authorizations from various governmental authorities that regulate discharges, emissions and wastes; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; our recording of net deferred tax assets to the extent we believe such assets are more likely than not to be realized; the Antitrust Litigation and other lawsuits and claims arising out of the conduct of our business; that we will utilize funds from one of our long-term facilities to refinance the 6.375% Wickliffe, KY bond due April 2026 and that the bond will be called on November 30, 2015; our expectation that, except for three mills for which we have obtained a one year extension, all of our mills owned at September 30, 2015 will be in compliance with Boiler MACT by January 31, 2016; our expectation for sales to ramp up during the first half fiscal 2016 with respect to specialty chemicals’ new activated carbon plant in China; our expectation that the adoption of the provisions of ASU 2015-07, ASU 2015-04 and ASU 2015-02 will not have a material effect on our consolidated financial statements; our expectation that based on our current stock compensation awards, ASU 2014-12 will not have a material effect on our consolidated financial statements.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination; whether and when the separation of our specialty chemicals business will occur; our ability to effectively integrate the operations of RockTenn and MWV; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, our competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our belief that we have insurance coverage, subject to applicable deductibles and policy limits for certain environmental matters; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of AFMC and CBPC; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies; estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase company stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A. “Risk Factors” and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our results of operations, financial condition, cash flows and/or the trading price of our Common Stock. In evaluating us, our business and an investment in our securities, you should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial could also adversely impact our business in the future.

We May Fail to Realize the Anticipated Benefits of the Combination

The success of the Combination will depend on, among other things, our ability to combine the RockTenn and MWV businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the identified projected cost savings and revenue growth trends. On a combined basis, we expect to benefit from operational synergies resulting from the consolidation of capabilities, the elimination of redundancies, as well as greater efficiencies from increased scale and market integration. We have set a $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018. We also expect to realize revenue synergies, such as expanded and complementary product offerings and increased geographic reach of the combined businesses. However, we must successfully combine the businesses of RockTenn and MWV in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the Combination may not be realized fully or at all or may take longer to realize than expected.

The Failure to Successfully Integrate Certain Businesses and Operations of RockTenn and MWV in the Expected Time Frame May Adversely Affect Our Future Results

Historically, RockTenn and MWV operated as independent companies. The business currently conducted by WestRock is the combined businesses conducted by RockTenn and MWV prior to the Combination. We may face significant challenges in consolidating certain businesses and functions of RockTenn and MWV, integrating their technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies and retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Combination may also disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, suppliers, customers and others with whom RockTenn and MWV had business or other dealings or limit our ability to achieve the anticipated benefits of the Combination. In addition, difficulties in integrating the businesses or regulatory functions of RockTenn and MWV could harm our reputation.

Combining the Businesses of RockTenn and MWV May Be More Difficult, Costly or Time-Consuming than Expected, Which May Adversely Affect Our Results and Negatively Affect the Value of Our Common Stock

If we are not able to successfully combine the businesses of RockTenn and MWV in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Combination may not be realized fully, or at all, or may take longer to realize than expected, and the value of our Common Stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Combination, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and our operating results, which may adversely affect the value of our Common Stock. Also, the integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. In addition, the expected contribution savings from merging the U.S. pension plans of the companies may be higher or lower than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate MWV’s and RockTenn’s operations or to realize the anticipated benefits of the integration of the two companies.

RockTenn and MWV Have, and WestRock Expects, to Incur Significant Transaction and Integration Costs in Connection with the Combination

RockTenn and MWV have incurred and we expect to incur a number of non-recurring costs associated with the Combination. These costs and expenses include, but are not limited to financial advisory, bank fees, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses, and other related charges and integration costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Combination. While we assumed that a certain level of expenses would be incurred in connection with the Combination, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. There may also be additional unanticipated significant costs in connection with the Combination that we may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the Combination. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

There Can Be No Assurance That the Separation of our Specialty Chemicals Business Will Occur, and Until it Occurs, the Terms of the Separation May Change and We and Our Stockholders May Not Realize the Potential Benefits from the Separation of our Specialty Chemicals Business

We expect to complete the separation of our specialty chemicals business, now called Ingevity, through a spin-off or other alternative transaction. We are targeting an approximate March 1, 2016 separation. However, there can be no assurance of the timeframe in which the separation will occur or that the separation will occur at all. Until the separation occurs, we will have the discretion to determine and change the terms of the separation or determine not to proceed with the separation.

WestRock and its stockholders may not realize the potential benefits expected from the separation of its specialty chemicals business. In addition, we have incurred and will continue to incur significant costs and some negative effects from the separation of the specialty chemicals business, including loss of access to some of the financial, managerial and professional resources from which MWV benefited in the past, and diminished diversification of revenue sources, which may increase volatility of results of operations, cash flows, working capital and financing requirements.

In addition, until the market has fully analyzed our value after the separation of its specialty chemicals business, our Common Stock may experience more market price volatility than usual. It is also possible that the combined market prices of our Common Stock and the common stock of Ingevity immediately after the separation will be more or less than the market prices of our Common Stock immediately before the separation.

We are Exposed to the Risks Related to International Sales and Operations

We predominately operate in domestic U.S. markets, but derive a portion of our total sales from outside the U.S. through international operations or exports to foreign customers. Therefore, we have exposure to risks of operating in many foreign countries, including:

• difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;
• unexpected changes in political or regulatory environments;
• earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

• restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the U.S.;
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
Any one or more of the above factors could adversely affect our international operations and could significantly affect its results of operations, financial condition and cash flows.

The Future Success of our International Operations Could be Adversely Affected by Violations or Alleged Violations of the FCPA and Similar World-Wide Anti-Bribery Laws.

The FCPA, and similar world-wide anti-bribery laws, prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our policies mandate compliance with anti-bribery laws, including the FCPA. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to be committed by our employees, agents, or vendors. Any such allegations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation. There can be no assurance that violations of these laws, or allegations of such violations, would not have a material impact on our results of operations and financial condition.

We May Face Increased Costs and Reduced Supply of Raw Materials and Energy

Costs of recovered paper and virgin fiber, our principal externally sourced raw materials for our mills, and items such as crude tall oil, or “CTO”, sawdust, phosphoric acid, ethyleneamines and lignin for our specialty chemicals operations, are subject to pricing variability due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper, greater demand for U.S. sourced recovered paper by Asian based paper manufacturers, and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper, which may result in cost increases. Certain published indexes contribute to price setting for some of our raw materials. Future changes in how these indexes are established or maintained could impact pricing. At times, the cost of natural gas, which we use in many of our manufacturing operations, including many of our mills and specialty chemicals operations, and other energy costs (including energy generated by burning natural gas, fuel oil, biomass and coal) have fluctuated significantly. There can be no assurance that we will be able to recoup any past or future increases in the cost of raw materials or energy through price increases for our products. The failure to obtain raw materials or energy at reasonable market prices, or the failure to pass on price increases, could have an adverse effect on our results of operations. Further, a reduction in availability of raw materials or energy sources due to increased demand or other factors could have an adverse effect on our results of operations and financial condition.

We May Experience Pricing Variability

The selling prices in the industries we operate have historically experienced significant fluctuations. Certain published indexes contribute to the setting of selling prices for some of our products. Future changes in how these indexes are established or maintained could impact selling prices. If we are unable to maintain selling prices, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty future market conditions or the selling prices for our products.

Our Earnings are Highly Dependent on Volumes

Our operations generally have high fixed operating cost components and, therefore, our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty. An inability to maintain volumes may have a material adverse effect on our results of operations and financial condition.

We Face Intense Competition

Our businesses are in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe and Asia. Competition from domestic or foreign lower cost manufacturers in the future could negatively impact our sales volumes and pricing. Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. The loss of business from our larger customers, or the renewal of business with less favorable terms, may have a significant impact on our results of operations. Further, competitive conditions may prevent us from fully recovering increased costs and may inhibit our ability to pass on cost increases to our customers. Customer shifts away from paperboard and containerboard packaging to packaging from other materials or from products in our specialty chemicals business such as tall oil rosin-based resins in the adhesives and ink markets to hydrocarbon and gum rosin-based products could adversely affect our results of operations. Our mills’ sales volumes may be directly impacted by changes in demand for our packaging products.

We Have Been Dependent on Certain Customers

Each of our segments has certain large customers, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

We May Incur Business Disruptions

We take measures to minimize the risks of disruption at our facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, or other unanticipated problems such as labor difficulties, inability to obtain freight services, equipment failure or unscheduled maintenance could cause operational disruptions of varied duration. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy. These types of disruptions could materially adversely affect our earnings to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

We May be Adversely Affected by Current Economic and Financial Market Conditions

Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar or the impact of a stronger U.S. dollar may negatively impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate, or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy, including locations such as Europe, Brazil, India and China, could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. We are not able to predict with certainty market conditions, and our business could be materially and adversely affected by these market conditions.

If Interest Rates Increase, our Net Income Could be Negatively Affected

We maintain levels of floating rate debt that we consider prudent based on our cash flows and other metrics. Our floating rate debt exposes us to changes in interest rates. We utilize fixed rate debt and from time to time derivative financial instruments to manage our exposure to interest rate risks. However, there can be no assurance that our financial risk management will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings.

We May be Unable to Successfully Complete and Finance Mergers and Acquisitions

We have completed several mergers and acquisitions in recent years and we have and may continue to seek additional such opportunities. There can be no assurance that we will successfully be able to identify suitable targets, complete and finance the transactions, integrate the target operations into our existing operations, realize the anticipated synergies and business opportunities or expand into new markets. There can also be no assurance that future transactions will not have an adverse effect on our operating results, or that the terms of the debt financing and our increased indebtedness following a transaction, as well as any potential underfunded pension and postretirement liabilities of the acquired operations, may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Target operations may not achieve levels of revenues, profitability or productivity comparable with those our existing operations achieve, or otherwise perform as expected. In addition, it is possible that, in connection with mergers and acquisitions, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. Our business may be affected by a number of factors that are beyond our control such as general economic conditions or business risks associated with macro-economic challenges, including, without limitation, potential turmoil in financial, capital and equity markets and high levels of unemployment. Should these types of conditions and risks occur with sufficient severity, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

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

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact of future changes in governmental regulations, including future emissions standards and climate change initiatives (such as regulations on emissions from certain industrial boilers), and government’s enforcement practices will have on our operations or capital expenditure requirements. Further, we have been identified as a PRP at various third-party disposal sites pursuant to U.S. federal or state statutes. There can be no assurance that any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments or business disruptions associated with regulatory compliance, will not be material to our results of operations, financial condition or cash flows. Our operations also consume significant amounts of energy, and we may incur additional indirect costs as a result of changes in costs of energy due to increased climate-related regulations.

Our Specialty Chemicals Business Sales Are Impacted by Factors Such As Adverse Conditions in the Automotive Market, Government Infrastructure Spending and Levels of Energy Exploration

Sales of our automotive carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements.

A significant portion of our customers’ revenues in our pavement technologies business is derived indirectly from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers’ need for these products is similarly reduced. While we do not do business directly with governmental agencies, our customers provide paving services to, the governments of various jurisdictions, and we anticipate that revenue either directly or indirectly attributable to such government spending will continue to remain a significant portion of our revenues for this business. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies, delays in the expenditures and delays or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers’ competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

Demand for our oilfield technologies services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile. During periods of reduced oilfield activity we are likely to experience reduced demand for our oilfield technology products, which may have a significant effect on our results of operations.

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

We May Incur Additional Restructuring Costs

We have restructured portions of our operations from time to time, including in connection with the Combination. It is possible that we may engage in additional restructuring initiatives. Because we are not able to predict with certainty market conditions, including the change in the supply and demand for our products, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. The costs associated with these activities will vary depending upon the type of facility impacted, with the non-cash cost of a mill closure generally being more significant than that of a converting facility due to the higher level of fixed costs. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

We May Incur Increased Transportation Costs

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. Reduced availability of trucks, rail cars or cargo ships could negatively impact our ability to ship our products in a timely manner. There can be no assurance that we will be able to recoup any past or future increases in transportation rates or fuel surcharges through price increases for our products.

Work Stoppages and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our union employees are governed by CBAs. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate without unfavorable terms. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected.

We May Incur Increased Employee Benefit Costs, Certain of Our Pension Plans Will Require Additional Cash Contributions and We May Incur Increased Funding Requirements in the Multiemployer Pension Plans in Which We Participate

Employee healthcare costs in recent years have continued to rise. The Patient Protection and Affordable Care Act has resulted in significant healthcare cost increases. Our pension and health care benefits are dependent upon multiple factors resulting from actual plan experience and assumptions of future experience. Following the Combination, WestRock merged MWV’s U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. The WestRock Company Consolidated Pension Plan is over funded. Excluding the aforementioned pension plans, we expect to make future contributions to primarily our foreign pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. Our pension plan assets are primarily made up of fixed income, equity and alternative investments. Fluctuations in market performance of these assets and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. There can be no assurance that such changes, including turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

We participate in several MEPPs administered by labor unions that provide retirement benefits to certain union employees in accordance with various CBAs. As one of many participating employers in these plans, we are generally responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs;

however, our required contributions may increase based on the funded status of a MEPP and legal requirements such as those of the Pension Act, which requires substantially underfunded MEPPs to implement a funding improvement plan or a rehabilitation plan to improve their funded status. We believe that certain of the MEPPs in which we participate have material unfunded vested benefits. Due to uncertainty regarding future factors that could trigger a withdrawal liability, including partial withdrawal liabilities triggered by facility closures, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part due to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations or the impact of increased contributions including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows.

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

Our Success Is In Part Dependent On Our Ability to Develop and Successfully Introduce New Products and to Acquire and Retain Intellectual Property Rights

Our ability to develop and successfully market new products and to develop, acquire and retain necessary intellectual property rights is important to our continued success and competitive position. If we were unable to protect our existing intellectual property rights, develop new rights, or if others developed similar or improved technologies, there can be no assurance that such events would not be material to our results of operations, financial condition or cash flows.

The Real Estate Industry is Highly Competitive and Economically Cyclical

We engage in value-added real estate development activities in the Charleston, South Carolina region, including obtaining entitlements and establishing joint ventures and other development-related arrangements. Our ability to execute our plans to realize the greater value associated with our development land holdings may be affected by the following factors, among others:

• general economic conditions, including credit markets and interest rates;
• local real estate market conditions, including competition from sellers of land and real estate developers; and
• impact of federal, state and local laws and regulations affecting land use, land use entitlements, land protection and zoning.
There can be no assurance that the impact of any such factors or our ability to execute such plans will not be material to our results of operations, financial condition or cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable – there are no unresolved SEC staff comments.

Item 2.	PROPERTIES

We operate locations in North America, including the majority of U.S. states, South America, Europe and Asia. We lease our principal executive offices in Richmond, Virginia and we own our principal operating offices in Norcross, Georgia. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our corporate and operating facilities as of September 30, 2015 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	111	37	148
Consumer Packaging	66	32	98
Specialty Chemicals	9	—	9
Land and Development	2	1	3
Corporate and significant regional offices	1	9	10
Total	189	79	268

The table above excludes the Coshocton, OH medium mill that we expect to permanently close in the first quarter of fiscal 2016, and includes the Dublin, GA and Newberg, OR mills acquired on October 1, 2015 as part of the SP Fiber Acquisition.
The tables that follow show our annual production capacity by mill at September 30, 2015 in thousands of tons, except our Corrugated Packaging Mills table excludes the Coshocton, OH medium mill that we expect to permanently close in the first quarter of fiscal 2016 and includes the Dublin, GA and Newberg, OR mills acquired on October 1, 2015 as part of the SP Fiber Acquisition. The Newberg mill is currently indefinitely idled. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. We own all of our mills. Our fiber sourcing for our mills is approximately 60% virgin and 40% recycled.
Corrugated Packaging Mills

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Market Pulp	Newsprint	Bleached Paperboard	Total Capacity
Fernandina Beach, FL	930							930
West Point, VA		185	715					900
Stevenson, AL		885						885
Solvay, NY	533	272						805
Hodge, LA	800							800
Florence, SC	683							683
Panama City, FL	336				292			628
Seminole, FL	402	198						600
Dublin, GA	130	130		325				585
Hopewell, VA	527							527
Rigesa, Brazil	330	170						500
Tacoma, WA	90		275	60	60			485
La Tuque, QC			345				131	476
Newberg, OR	70	70		60		235		435
St. Paul, MN		200						200
Morai, India	155	25						180
Uncasville, CT		165						165
Vapi, India	70							70
Total Corrugated Packaging Mill Capacity	5,056	2,300	1,335	445	352	235	131	9,854

Consumer Packaging Mills

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Mahrt, AL		1,066				1,066
Covington, VA	927					927
Evadale, TX	585				125	710
Demopolis, AL	350				100	450
St. Paul, MN			168			168
Battle Creek, MI			160			160
Chattanooga, TN				140		140
Dallas, TX			127			127
Sheldon Springs, VT (Missisquoi Mill)			111			111
Lynchburg, VA				103		103
Stroudsburg, PA			80			80
Eaton, IN				64		64
Aurora, IL				32		32
Total Consumer Packaging Mill Capacity	1,862	1,066	646	339	225	4,138

The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine is owned by our Seven Hills joint venture.

At September 30, 2015, we own approximately 80,000 acres of development landholdings in the Charleston, SC region and approximately 135,000 acres of forestlands in Brazil.

Item 3.	LEGAL PROCEEDINGS

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Additional information is included in “Note 17. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included herein.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the New York Stock Exchange under the symbol “WRK”. From October 1, 2013 through July 1, 2015, the stock that traded was RockTenn Common Stock under the symbol “RKT”. RockTenn was the accounting acquirer in the Combination. On July 2, 2015, shares of our Common Stock began regular-way trading on the NYSE under the ticker symbol “WRK”.

As of October 30, 2015, there were approximately 6,711 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

The table below reflects the market price of our Common Stock beginning on July 2, 2015. For periods prior to July 2, 2015, the table below reflects the market price of RockTenn Common Stock. On August 27, 2014, RockTenn effected a two-for-one stock split of RockTenn Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014. All share and per share information prior to August 12, 2014 has been retroactively adjusted to reflect the stock split. We recorded the incremental par value of the newly issued shares with the offset to additional paid in capital.

Price Range of Common Stock and Dividends

	Fiscal 2015			Fiscal 2014
	Market Price			Market Price
	High	Low	Dividend	High	Low	Dividend
First Quarter	$62.50	$43.32	$0.1875	$55.10	$46.06	$0.175
Second Quarter	$71.47	$59.35	$0.3205	$58.20	$47.52	$0.175
Third Quarter	$66.88	$59.25	$0.3205	$54.27	$47.04	$0.175
Fourth Quarter	$66.40	$48.80	$0.3750	$53.49	$46.70	$0.175

In the first quarter of fiscal 2015, RockTenn increased its dividend from $0.175 to $0.1875 per share. Subsequently, as a result of the Business Combination Agreement, RockTenn increased the per share amount of the dividends it distributed in the second and third fiscal quarter of 2015 to $0.3205 per share to equalize RockTenn and MWV dividend payments. In July and October 2015, our board of directors approved our August and November 2015 quarterly dividends of $0.375 per share, indicating a current annualized dividend of $1.50 per share. During fiscal 2015, we paid aggregate dividends (including those paid by RockTenn prior to the closing of the Combination) on our Common Stock of approximately $1.20 per share and during fiscal 2014 RockTenn paid aggregate dividends of $0.70 per share. For additional dividend information, please see Item 6. “Selected Financial Data”.

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed with the SEC on or before December 31, 2015, is incorporated herein by reference. For additional information concerning our capitalization, see “Note 14. Stockholders’ Equity” of the Notes to Consolidated Financial Statements included herein.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. Subsequent to the authorization in the fourth quarter of fiscal 2015 we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million and in fiscal 2014, it repurchased approximately 4.7 million shares for an aggregate cost of $236.3 million. In fiscal 2013, RockTenn did not repurchase any shares of RockTenn Common Stock. As of September 30, 2015, we had remaining authorization under our repurchase program instituted in July 2015, as noted above, to purchase approximately 34.6 million shares of our Common Stock.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	—	$—	—	40,000,000
August 1, 2015 through August 31, 2015	3,300,695	60.84	3,300,695	36,699,305
September 1, 2015 through September 30, 2015	2,146,657	59.20	2,146,657	34,552,648
Total	5,447,352		5,447,352

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2015, 2014 and 2013, and the consolidated balance sheet data as of September 30, 2015 and 2014 from the Consolidated Financial Statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended September 30, 2012 and 2011, and the consolidated balance sheet data as of September 30, 2013, 2012 and 2011, from audited Rock-Tenn Company Consolidated Financial Statements not included in this report. RockTenn was the accounting acquirer in the Combination, therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to common stockholders, diluted weighted average shares outstanding, dividends per common share and book value per common share that have been adjusted retroactively due to RockTenn’s August 2014 two-for-one stock split.

The Combination was the primary reason for the changes in the selected financial data in fiscal 2015 as compared to prior years due to the size and timing of the transaction. On May 27, 2011, we completed the Smurfit-Stone Acquisition. The Smurfit-Stone Acquisition was the primary reason for the changes in the selected financial data in fiscal 2012 from fiscal 2011 due to the size and timing of the acquisition. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Net sales	$11,381.3	$9,895.1	$9,545.4	$9,207.6	$5,399.6
Pension lump sum settlement and retiree medical curtailment, net (a)	$11.5	$47.9	$—	$—	$—
Restructuring and other costs, net	$147.4	$55.6	$78.0	$75.2	$93.3
Net income attributable to common stockholders (b)	$507.1	$479.7	$727.3	$249.1	$141.1
Diluted earnings per share attributable to common stockholders	$2.93	$3.29	$4.98	$1.72	$1.38
Diluted weighted average shares outstanding	173.3	146.0	146.1	144.1	100.9
Dividends paid per common share	$1.20	$0.70	$0.525	$0.40	$0.40
Book value per common share	$45.34	$30.76	$29.94	$24.02	$23.92
Total assets	$25,356.8	$11,039.7	$10,733.4	$10,687.1	$10,566.0
Current portion of debt	$74.1	$132.6	$2.9	$261.3	$143.3
Long-term debt due after one year	$5,558.3	$2,852.1	$2,841.9	$3,151.2	$3,302.5
Total debt	$5,632.4	$2,984.7	$2,844.8	$3,412.5	$3,445.8
Total stockholders’ equity	$11,651.8	$4,306.8	$4,312.3	$3,405.7	$3,371.6
Net cash provided by operating activities	$1,203.6	$1,151.8	$1,032.5	$656.7	$461.7
Capital expenditures	$585.5	$534.2	$440.4	$452.4	$199.4
Cash (received) paid for purchase of businesses, net of cash acquired	$(3.7)	$474.4	$6.3	$125.6	$1,300.1
Cash received in merger	$265.7	$—	$—	$—	$—
Purchases of common stock	$336.7	$236.3	$—	$—	$—
Purchases of commons stock - merger related	$667.8	$—	$—	$—	$—

(a)
In fiscal 2015, we paid lump sum payments to former employees to partially settle obligations of one of our defined benefit pension plans and recorded a non-cash pre-tax charge of $20.0 million, and changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. For additional information see “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements included herein.

(b)
Net income attributable to common stockholders in fiscal 2015 was reduced by $72.9 million pre-tax for acquisition inventory step-up expense, primarily related to the Combination. Net income attributable to common stockholders in fiscal 2015, 2014 and 2013 was increased by a reduction of cost of goods sold of $6.7 million, $32.3 million and $12.2 million pre-tax, respectively, for the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. For additional information see “Note 4. Inventories” of the Notes to Consolidated Financial Statements included herein. Net income attributable to common stockholders in fiscal 2013 was increased by the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. Net income attributable to common stockholders in fiscal 2012 was reduced by $25.9 million pre-tax for a loss on extinguishment of debt in connection with the redemption of the then outstanding 9.25% senior notes due March 2016. Net income attributable to common stockholders in fiscal 2011 was reduced by $59.4 million pre-tax for acquisition inventory step-up expense and $39.5 million pre-tax for a loss on extinguishment of debt in connection with the Smurfit-Stone Acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. WestRock aspires to be the premier partner and unrivaled provider of paper and packaging solutions in consumer and corrugated markets. WestRock’s team members will support customers around the world from operating and business locations spanning North America, South America, Europe and Asia. The consideration for the Combination was $8,286.7 million as described in “Note 6. Merger and Acquisitions” of the Notes to Consolidated Financial Statements included herein. RockTenn was the accounting acquirer in the Combination, therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter.

During the pre-merger integration planning period, we made substantial progress in developing our post-merger synergy capture activities and go-to-market strategies, which we were able to immediately begin executing on July 1, 2015. Highlights include the following:

•	Established a $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018.

•	Established a stockholder-friendly capital allocation strategy with which to manage the business:

◦	A target normalized Leverage Ratio (as defined in the Credit Agreement) of 2.25x - 2.50x;

◦	An annualized dividend of $1.50 per share; and

◦	A share repurchase authorization of up to 40 million shares.

•	Merged the U.S. qualified defined benefit pension plans of RockTenn and MWV on July 2, 2015, resulting in expected contribution savings of approximately $550 million cumulatively through 2024.

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Net sales	$11,381.3	$9,895.1	$9,545.4
Segment income	$1,103.9	$1,039.4	$988.9

Net sales of $11,381.3 million in fiscal 2015 increased $1,486.2 million, or 15.0% compared to fiscal 2014. The increase was primarily as a result of the one quarter impact of the Combination in fiscal 2015 and the full year impact of the acquisitions completed in fiscal 2014. Net sales from the facilities received in the Combination and an increase in net sales in fiscal 2015 compared to fiscal 2014 for the acquisitions completed in fiscal 2014 accounted for $1,555.7 million. Additionally, net sales were up due to higher corrugated volumes which were partially offset by decreased corrugated selling price/mix.

Excluding $72.9 million of inventory step-up, net of related LIFO impact primarily related to the Combination, segment income increased $137.4 million over fiscal 2014. Segment income increased primarily as a result of productivity improvements, lower fiber and energy costs, including the impact of less severe winter weather in fiscal 2015 compared to fiscal 2014, and higher corrugated volumes which were partially offset by decreased corrugated selling prices, lower merchandising displays income and other higher costs across our business. Segment income in fiscal 2014 included $32.3 million due to reductions to cost of goods sold to record spare parts identified that were not previously recorded in inventory in the containerboard mills acquired in the Smurfit-Stone Acquisition since we were beyond the measurement period compared to $6.7 million in fiscal 2015 when the project was finalized.

We implemented our balanced capital allocation approach by investing $585.5 million in capital expenditures while returning $336.7 million to our stockholders in share repurchases and $214.5 million to our stockholders in dividends. In addition, we repurchased $667.8 million of RockTenn stock in connection with the Combination. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance.

Net income in fiscal 2015 was $507.1 million compared to $479.7 million in fiscal 2014 and earnings per diluted share were $2.93 in fiscal 2015 compared to $3.29 in fiscal 2014. Adjusted Net Income and Adjusted Earnings Per Diluted Share (each as hereinafter defined) in fiscal 2015 were $669.7 million and $3.86, respectively, compared to $549.2 million and $3.76 in fiscal 2014. See our reconciliations of the non-GAAP measures adjusted net income and adjusted earnings per diluted share in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” below.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three years ended September 30, 2015 and is followed by a discussion of the adjustments to reconcile diluted earnings per share attributable to common stockholders to Adjusted Earnings Per Diluted Share.

	Year Ended September 30,
	2015	2014	2013
	(In millions, except per share data)
Net sales	$11,381.3	$9,895.1	$9,545.4
Cost of goods sold	9,170.5	7,961.5	7,698.9
Gross profit	2,210.8	1,933.6	1,846.5
Selling, general and administrative, excluding intangible amortization	1,042.0	889.7	869.2
Selling, general and administrative intangible amortization	130.4	86.0	85.1
Pension lump sum settlement and retiree medical curtailment, net	11.5	47.9	—
Restructuring and other costs, net	147.4	55.6	78.0
Operating profit	879.5	854.4	814.2
Interest expense	(132.7)	(95.3)	(106.9)
Loss on extinguishment of debt	(2.6)	—	(0.3)
Interest income and other income (expense), net	11.0	2.4	(0.9)
Equity in income of unconsolidated entities	7.1	8.8	4.6
Income before income taxes	762.3	770.3	710.7
Income tax (expense) benefit	(250.5)	(286.5)	21.8
Consolidated net income	511.8	483.8	732.5
Less: Net income attributable to noncontrolling interests	(4.7)	(4.1)	(5.2)
Net income attributable to common stockholders	$507.1	$479.7	$727.3

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure, Earnings per diluted share (in dollars per share), for the periods indicated:

	Years Ended September 30,
	2015	2014	2013

Earnings per diluted share	$2.93	$3.29	$4.98
Alternative fuel mixture tax credit tax reserve adjustment	—	—	(1.73)
Restructuring and other costs and operating losses and transition costs due to plant closures	0.60	0.26	0.40
Acquisition inventory step-up	0.28	0.01	—
Pension lump sum settlement and retiree medical curtailment, net	0.04	0.20	—
Loss on extinguishment of debt	0.01	—	—
Adjusted Earnings Per Diluted Share	$3.86	$3.76	$3.65

In fiscal 2015, our restructuring and other costs and operating losses and transition costs due to plant closures consisted primarily of $84.3 million of pre-tax integration costs, $44.4 million of pre-tax merger and acquisition costs, $14.8 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities and $6.3 million of pre-tax divestiture costs primarily associated with the planned specialty chemicals separation.

Additionally, fiscal 2015 included $72.9 million pre-tax charge for inventory step-up expense, primarily related to inventory acquired in the Combination. Also, in fiscal 2015 we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million; and changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge.

In fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures consisted primarily of $29.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $30.5 million of pre-tax integration and acquisition costs. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. Additionally, the period included $3.2 million pre-tax charge for inventory step-up expense related to inventory acquired in the Tacoma Mill, AGI In-Store and NPG acquisitions.

In fiscal 2013, we recorded a tax benefit for the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million. The deferred tax benefit was recorded in the second quarter of fiscal 2013 as the IRS completed its examination of Smurfit-Stone’s 2009 tax return. Our restructuring and other costs and operating losses and transition costs due to plant closures in fiscal 2013 consisted primarily of $69.4 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and $20.3 million of pre-tax acquisition and integration costs.

For additional information regarding our restructuring and other costs see “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2015 increased $1,486.2 million to $11,381.3 million compared to $9,895.1 million in fiscal 2014 primarily as a result of the one quarter impact of the Combination in fiscal 2015 and the full year impact of the acquisitions completed in fiscal 2014. Net sales from the facilities received in the Combination and the increase in net sales in fiscal 2015 compared to fiscal 2014 for the acquisitions completed in fiscal 2014 accounted for $1,555.7 million. Additionally, net sales were up due to higher corrugated volumes which were partially offset by decreased corrugated selling price/mix.

Net sales for fiscal 2014 were $9,895.1 million compared to $9,545.4 million in fiscal 2013 primarily as a result of increased selling prices, acquisitions and higher volumes in the Consumer Packaging segment which were partially offset by lower volumes in the Corrugated Packaging segment, excluding the Tacoma Mill acquisition.

Cost of Goods Sold

Cost of goods sold increased to $9,170.5 million in fiscal 2015 compared to $7,961.5 million in fiscal 2014. Cost of goods sold as a percentage of net sales of 80.6% was essentially unchanged in fiscal 2015 compared to 80.5% in fiscal 2014 as productivity improvements and lower fiber and energy costs were offset by the impact of lower selling prices in the current year that increased the rate of cost of goods sold as a percentage of net sales, and higher non-fiber commodity and other costs. On a volume adjusted basis excluding the impact of the Combination, commodity costs decreased $97.1 million, due to aggregate fiber and board costs decreasing $139.0 million partially offset by other commodity costs that increased $41.9 million. In addition, on a volume adjusted basis, energy costs decreased $101.4 million including the impact of less severe winter weather in fiscal 2015 compared to fiscal 2014, direct labor costs decreased $11.7 million, depreciation and amortization expense increased $26.4 million, other fixed and indirect costs increased $25.9 million, other manufacturing costs increased $21.0 million primarily for machine maintenance, and aggregate freight, shipping and warehousing costs increased $9.2 million, each as compared to the prior year period. Fiscal 2015 included $72.9 million of inventory step-up expense, net of related LIFO impact primarily related to the Combination. Fiscal 2015 included a reduction of cost of goods sold of $6.7 million pre-tax related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition compared to a reduction of $32.3 million pre-tax in the prior year period, as discussed above.

Cost of goods sold increased to $7,961.5 million in fiscal 2014 compared to $7,698.9 million in fiscal 2013. Cost of goods sold as a percentage of net sales of 80.5% decreased slightly in fiscal 2014 compared to 80.7% in fiscal 2013 primarily due to the increase in net sales from higher selling prices, productivity improvements and spare parts income which was partially offset by higher commodity, energy, freight and other costs, including the impact of severe weather in the second quarter of fiscal 2014. On a volume adjusted basis, commodity costs increased $33.3 million, due to aggregate fiber and board costs increasing $49.5 million partially offset by $20.4 million of lower chemical costs. In addition, on a volume adjusted basis, aggregate freight, shipping and warehousing costs increased $57.6 million and energy costs increased $32.8 million. Depreciation and amortization expense increased $28.4 million, group insurance expense increased $18.1 million and amortization of major maintenance outage expense, primarily in our containerboard mills, increased $11.9 million, each as compared to the prior year. Fiscal 2014 included $5.0 million of income related to a partial insurance settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill. Fiscal 2014 and fiscal 2013 included a reduction of cost of goods sold of $32.3 million and $12.2 million, respectively, related to the recording of additional value of spare parts at our containerboard mills as discussed above. Fiscal 2013 also included $15.7 million of income related to a partial insurance settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill; an $11.4 million benefit related to the restructuring and extension of a steam supply contract and income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs.

We value the majority of our U.S. inventories at the lower of cost or market with cost determined on LIFO, which we believe generally results in a better matching of current costs and revenues than under FIFO. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. This supplemental FIFO earnings information reflects the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
			(In millions)
Cost of goods sold	$9,170.5	$9,203.2	$7,961.5	$7,958.4	$7,698.9	$7,651.6
Net income attributable to common stockholders	$507.1	$485.8	$479.7	$481.6	$727.3	$757.1

Net income attributable to common stockholders in fiscal 2015 is higher under the LIFO method because we experienced periods of declining costs, compared to fiscal 2014 and 2013 which were lower under the LIFO method because we experienced periods of rising costs.

Selling, General and Administrative Excluding Intangible Amortization

SG&A, excluding intangible amortization increased $152.3 million to $1,042.0 million in fiscal 2015 compared to $889.7 million in fiscal 2014, primarily due to the partial year impact of the Combination and acquisitions completed in fiscal 2014. SG&A, excluding intangible amortization as a percentage of sales increased slightly to 9.2% in fiscal 2015 compared to 9.0% in fiscal 2014. Excluding the impact of the Combination and acquisitions, compensation and benefit costs increased $20.6 million and professional services expense increased $5.8 million and commissions expense decreased $15.5 million.

SG&A, excluding intangible amortization increased $20.5 million to $889.7 million in fiscal 2014, including the partial year impact of acquisitions completed in fiscal 2014, compared to $869.2 million in fiscal 2013. SG&A, excluding intangible amortization as a percentage of sales decreased slightly to 9.0% in fiscal 2014 compared to 9.1% in fiscal 2013. The increase in fiscal 2014 SG&A, excluding intangible amortization was primarily due to a $10.1 million increase in consulting and professional services expense and an $8.9 million increase in commissions expense which were partially offset by decreased compensation and benefit costs.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $130.4 million, $86.0 million and $85.1 million in fiscal 2015, 2014 and 2013, respectively. The increase in fiscal 2015 was primarily due to the inclusion of three months of intangible amortization related to the Combination.

Pension Lump Sum Settlement Expense and Retiree Medical Curtailment, net

In fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge. During the fourth quarter of fiscal 2014, we completed the first phase of the lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $47.9 million. For additional information see “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $147.4 million, $55.6 million and $78.0 million for fiscal 2015, 2014 and 2013, respectively. The charges in fiscal 2015 primarily consisted of $84.3 million of integration costs, $44.4 million of merger and acquisition costs, $12.4 million of facility closure costs and $6.3 million of pre-tax divestiture costs. The integration and mergers and acquisition costs in fiscal 2015 were primarily associated with the Combination and the divestiture costs were primarily associated with the planned specialty chemicals separation. The charges in fiscal 2014 primarily consisted of $23.0 million of integration costs, $7.5 million of acquisition costs and $25.1 million of facility closure costs. The charges in fiscal 2013 primarily consisted of $57.7 million for facility closure and other costs, $23.9 million of integration costs and a credit of $3.6 million of acquisition and other costs. The charges in fiscal 2014 and 2013 were primarily associated with the acquisition and integration of Smurfit-Stone as well as plant closure activities consisting primarily of locations acquired in the Smurfit-Stone Acquisition, net of gains on the sale of previously closed facilities. The expense recognized each year is not comparable since the timing and scope of the individual actions vary. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements included herein. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Following the October 1, 2015 acquisition of SP Fiber, we reassessed our overall mill system to determine the optimal way to meet our customers’ demand. Following that assessment, we announced the permanent closure of our Coshocton, OH medium mill that had an annual capacity of 310,000 tons. We expect the mill closure to occur in late November 2015, to provide for the orderly closure and consumption of raw materials. We expect the closure to reduce our annual operating costs by approximately $33 million and avoid an additional $4 million annually in maintenance capital expenditures. As a result of the closure, we expect to record an initial charge of approximately $130 million primarily for asset impairments and severance. Approximately $123 million of the costs are non-cash. We will incur other future costs, primarily facility carrying costs, until this facility and other previously closed facilities are disposed. Additionally, we expect to incur future integration costs in connection with the Combination, including severance and other employee costs related.

Interest Expense

Interest expense for fiscal 2015 increased to $132.7 million from $95.3 million in fiscal 2014. The increase was primarily due to debt assumed in the Combination, net of a $10.3 million reduction in interest expense related to the amortization of the fair value of debt step-up from the Combination. Interest expense for fiscal 2014 decreased to $95.3 million from $106.9 million in fiscal 2013. The decrease was primarily due to reduction in our average outstanding borrowings which decreased interest expense by approximately $9.6 million.

Provision for Income Taxes

We recorded income tax expense of $250.5 million, at an effective tax rate of 32.9% in fiscal 2015, as compared to income tax expense of $286.5 million, at an effective tax rate of 37.2% in fiscal 2014 and compared to an income tax benefit of $21.8 million, at an effective tax rate benefit of 3.1% in fiscal 2013.

The effective tax rate for fiscal 2015 was different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a tax rate differential with respect to foreign earnings.

The effective tax rate for fiscal 2014 was different than the statutory rate primarily due to the impact of state taxes, a tax rate differential with respect to foreign earnings, and a $9.6 million charge to income tax expense to reflect an increase in the valuation allowance related to the State of New York’s March 31, 2014 income tax law change which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value. For additional information on income taxes see “Note 12. Income Taxes” of the Notes to Consolidated Financial Statements included herein.

Mergers and Acquisitions

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. The consideration for the Combination was

$8,286.7 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of Common Stock and approximately $667.8 million in cash. At the effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the consideration for the Combination is approximately $210.9 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The amount related to post-combination service will be expensed over the remaining service period of the awards. We believe the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash and an estimated working capital settlement. We made an election under section 338(h)(10) of the Code that increased our tax basis in the acquired assets. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and has enhanced cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our consolidated financial statements in our Consumer Packaging segment.

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $343.2 million including an estimated working capital settlement. The purchase price was increased $2.6 million during the third quarter of fiscal 2015, the offset to which was primarily goodwill. We recorded a measurement period adjustment in fiscal 2015 and have not retrospectively adjusted the comparative fiscal 2014 financial information presented herein. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe NPG provides a broad range of display products and services to many of the most recognized retailers and their innovative retail solutions and large-format printing capability has expanded our customer base and significantly improved our ability to provide retail insights, innovation and connectivity to all of our customers. We have included the results of NPG’s operations since the date of the acquisition in our consolidated financial statements in our Consumer Packaging segment.

We discuss the merger and acquisitions in more detail in “Note 6. Merger and Acquisitions” of the Notes to Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

RockTenn was the accounting acquirer in the Combination, therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We have aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. We have reclassified prior period segment results to align to these segments for all periods presented herein.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2013
First Quarter	$1,710.2	$141.9	8.3%
Second Quarter	1,732.7	111.1	6.4
Third Quarter	1,836.1	198.1	10.8
Fourth Quarter	1,850.4	242.1	13.1
Total	$7,129.4	$693.2	9.7%

Fiscal 2014
First Quarter	$1,751.2	$157.8	9.0%
Second Quarter	1,738.5	135.9	7.8
Third Quarter	1,855.1	181.9	9.8
Fourth Quarter	1,912.6	252.4	13.2
Total	$7,257.4	$728.0	10.0%

Fiscal 2015
First Quarter	$1,842.8	$184.9	10.0%
Second Quarter	1,799.5	169.4	9.4
Third Quarter	1,887.3	217.0	11.5
Fourth Quarter	1,987.3	235.4	11.8
Total	$7,516.9	$806.7	10.7%

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging shipments in two groups, North America and Brazil / India. Our recycled fiber tons reclaimed and brokered are separately presented below.

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013
North American Corrugated Packaging Segment Shipments - thousands of tons	1,869.6	1,860.0	1,922.2	1,921.7	7,573.5
North American Corrugated Containers Shipments - BSF	19.0	18.7	19.5	19.1	76.3
North American Corrugated Containers Per Shipping Day - MMSF	310.7	302.5	304.9	302.4	305.1

Fiscal 2014
North American Corrugated Packaging Segment Shipments - thousands of tons	1,803.8	1,809.5	1,961.8	2,074.6	7,649.7
North American Corrugated Containers Shipments - BSF	18.4	18.2	18.8	18.8	74.2
North American Corrugated Containers Per Shipping Day - MMSF	301.5	288.8	298.2	294.7	295.8

Fiscal 2015
North American Corrugated Packaging Segment Shipments - thousands of tons	1,995.8	1,936.7	2,032.6	2,018.0	7,983.1
North American Corrugated Containers Shipments - BSF	18.8	18.9	19.6	19.4	76.7
North American Corrugated Containers Per Shipping Day - MMSF	309.0	304.5	309.9	303.2	306.6

Brazil / India Corrugated Packaging Shipments

Fourth Quarter
Fiscal 2015
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	171.4
Brazil / India Corrugated Containers Shipments - BSF	1.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	18.1

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013	1,945.0	1,802.5	1,819.2	1,826.6	7,393.3
Fiscal 2014	1,562.5	1,564.0	1,573.6	1,609.0	6,309.1
Fiscal 2015	1,628.0	1,576.6	1,781.8	1,834.9	6,821.3

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $259.5 million in fiscal 2015 compared to fiscal 2014 primarily due to increased sales post-Combination, and a full year of sales from the Tacoma Mill in fiscal 2015 compared to four and a half months in fiscal 2014. Increased North American corrugated segment shipments were partially offset by the impact of decreased corrugated selling price/mix and $12.6 million of lower recycled fiber sales. Net sales from the aforementioned transactions increased sales by $264.4 million compared to the prior year period. Decreased corrugated selling price/mix reduced net sales by approximately $123.6 million compared to the prior year quarter. Corrugated Packaging segment shipments in North America increased 4.4% in fiscal 2015 compared to the prior year.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $128.0 million in fiscal 2014 compared to fiscal 2013 primarily due to $116.8 million of sales from the Tacoma Mill, acquired in May 2014, and higher corrugated selling prices which were partially offset by 1.2% lower corrugated volumes excluding the acquisition and $111.1 million of lower recycled fiber sales due to lower volumes and recovered fiber prices.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2015 increased $78.7 million to $806.7 million compared to segment income of $728.0 million in fiscal 2014. The increase in segment income was primarily a result of lower fiber and energy costs, increased volume, productivity improvements and income from the operations received in the merger and acquisition, which were partially offset by the impact of decreased selling price/mix, higher non-fiber commodity costs, freight and other costs. The estimated impact of higher volume was $75.4 million and the estimated impact of lower selling price/mix was $155.4 million in fiscal 2015 compared to the prior fiscal year. On a volume adjusted basis, commodity costs decreased $103.5 million, primarily due to aggregate fiber and board costs, energy costs decreased $90.4 million including the impact of less severe weather in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, direct labor costs decreased $15.5 million and aggregate freight, shipping and warehousing costs increased $8.8 million, and depreciation and amortization expense increased $23.4 million, each as compared to the prior fiscal year. Segment income included a reduction of cost of goods sold of $6.7 million in fiscal 2015 related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition compared to the recognition of $32.3 million in the prior fiscal year. Segment income in fiscal 2015 was reduced by $2.2 million of pre-tax merger inventory step-up expense, net of the related LIFO impact.

Segment income attributable to the Corrugated Packaging segment in fiscal 2014 increased $34.8 million to $728.0 million compared to segment income of $693.2 million in fiscal 2013. The increase in segment income was primarily a result of higher selling prices, increased productivity improvements, spare parts income and the Tacoma Mill acquisition which were partially offset by higher commodity, freight and other costs, including the impact of severe weather in the second quarter of fiscal 2014 and lower corrugated volumes excluding the acquisition. We estimated the impact of severe weather in the segment during the second quarter of fiscal 2014, as compared to our expectations going into the second quarter, to be approximately $35 million pre-tax. Segment income in fiscal 2014 included a reduction of cost of goods sold of $32.3 million related to the recording of additional value of spare parts at our containerboard mills as discussed above. On a volume adjusted basis, commodity costs increased $3.9 million, due primarily to aggregate fiber and board costs increasing $19.2 million and chemical costs decreasing $21.7 million. In addition, on a volume adjusted basis, energy costs increased $26.8 million and aggregate freight, shipping and warehousing costs increased $60.8 million, each as compared to the prior year period. Amortization of major maintenance outage expense increased $14.3 million, group insurance expense increased $12.2 million, depreciation and amortization expense increased $25.2 million, commissions expense increased $6.1 million and pension costs decreased $6.4 million, each as compared to the prior year period. Segment income in fiscal 2014 was reduced by $2.5 million of pre-tax acquisition inventory step-up expense associated with the Tacoma Mill acquisition. Notable items impacting segment income in fiscal 2013 were: a $11.4 million reduction in amortization expense related to a restructuring and extension of a steam supply contract; a reduction of cost of goods sold of $12.2 million related to recording of additional value of spare parts at our containerboard mills as discussed above; and income of $9.2 million for the early termination of an energy supply contract, net of boiler start-up costs.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2013
First Quarter	$612.5	$66.7	10.9%
Second Quarter	628.4	63.2	10.1
Third Quarter	646.3	76.3	11.8
Fourth Quarter	673.4	89.5	13.3
Total	$2,560.6	$295.7	11.5%

Fiscal 2014
First Quarter	$654.4	$76.9	11.8%
Second Quarter	699.9	66.3	9.5
Third Quarter	719.2	81.0	11.3
Fourth Quarter	745.0	87.2	11.7
Total	$2,818.5	$311.4	11.0%

Fiscal 2015
First Quarter	$713.0	$59.0	8.3%
Second Quarter	694.9	52.4	7.5
Third Quarter	690.2	77.9	11.3
Fourth Quarter	1,642.0	77.7	4.7
Total	$3,740.1	$267.0	7.1%

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. We have included the impact of the Combination in the fourth quarter of fiscal 2015. The table excludes merchandising displays and dispensing sales since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2013
Consumer Packaging Segment Shipments - thousands of tons	368.5	380.1	396.2	403.0	1,547.8
Consumer Packaging Converting Shipments - BSF	4.9	5.2	5.3	5.3	20.7
Consumer Packaging Converting Per Shipping Day - MMSF	81.0	83.9	82.3	84.3	82.9

Fiscal 2014
Consumer Packaging Segment Shipments - thousands of tons	378.1	386.0	394.3	408.7	1,567.1
Consumer Packaging Converting Shipments - BSF	5.0	5.3	5.2	5.4	20.9
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	82.9	84.4	83.2

Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2	378.5	388.6	1,043.9	2,182.2
Consumer Packaging Converting Shipments - BSF	5.2	5.3	5.5	9.2	25.2
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	86.3	144.5	100.9

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations increased $921.6 million for the Consumer Packaging segment in fiscal 2015 compared to fiscal 2014 which was due primarily to the one quarter impact of the Combination in fiscal 2015, the full year of sales from the display acquisitions in fiscal 2014, and the impact of higher selling price/mix which was partially offset by lower segment shipments and display sales excluding the acquisitions. Net sales from the Combination and display acquisitions increased sales by $1,004.7 million compared to the prior year period. The impact of selling price/mix increased net sales by approximately $27.2 million compared to the prior year.

Net sales increased 10.1% for the Consumer Packaging segment in fiscal 2014 compared to fiscal 2013 which was primarily due to higher selling prices and volumes and additional net sales from the NPG and AGI In-Store acquisitions. Segment shipments increased 1.2% compared to the prior year.

Segment Income — Consumer Packaging Segment

Segment income of the Consumer Packaging segment in fiscal 2015 increased $18.1 million, excluding $62.5 million of pre-tax inventory step-up expense, net of the related LIFO impact primarily related to the Combination. The increase was primarily due to income from the operations received in the Combination, the favorable impact of selling price/mix, productivity improvements and the reduced impact of adverse weather in fiscal 2015 compared to the fiscal 2014 which were partially offset by lower display income as a result of higher costs associated with supporting and onboarding new business and a more competitive commercial environment, and higher commodity and other costs. The estimated impact of higher selling price/mix and lower volume was $27.2 million and $21.3 million, respectively, in fiscal 2015 compared to fiscal 2014. On a volume adjusted basis, energy costs decreased $11.1 million primarily due to less severe weather in the current year period.

Segment income of the Consumer Packaging segment in fiscal 2014 increased $15.7 million, primarily due to higher selling prices and increased volume which were partially offset by higher commodity and other costs, including the impact of severe weather in the second quarter of fiscal 2014. The estimated impact of higher selling price/mix and increased volume was $61.3 million and $44.1 million, respectively, in fiscal 2014 compared to fiscal 2013. We estimate the impact of severe weather in the second quarter of fiscal 2014 for the segment, as compared to our expectations going into the second quarter, to be approximately $9 million pre-tax. On a volume adjusted basis, commodity costs increased $29.4 million, due to aggregate fiber and board costs which increased $30.4 million, other variable and fixed manufacturing costs primarily including the costs to support the growth in display sales increased $32.3 million, energy costs increased $6.0 million and aggregate freight, shipping and warehousing costs decreased $3.2 million, each as compared to the prior fiscal year. Group insurance expense increased $10.1 million and bad debt expense decreased $3.5 million, each as compared to the prior fiscal year. The change in segment income was also impacted by a decrease of $10.7 million in fiscal 2014, as compared to fiscal 2013, related to the partial settlement of property damage claims associated with the fiscal 2012 turbine failure at our Demopolis, AL mill and related business interruption costs.

Specialty Chemicals Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$256.5	$33.6	13.1%

Net Sales (Aggregate) — Specialty Chemicals Segment

Our Specialty Chemicals net sales before intersegment eliminations in fiscal 2015 reflected sales of activated carbon and asphalt additive products at record levels, while sales in the oilfield drilling and industrial markets were soft due to adverse market conditions. The Specialty Chemicals segment was formed as a result of the Combination; therefore, there are no prior year comparisons in WestRock’s financial statements. The Specialty Chemicals segment started-up a new activated carbon plant in China in the first quarter of fiscal 2016, and we expect sales to ramp up during the first half of fiscal 2016.

Segment Income — Specialty Chemicals Segment

Segment income attributable to the Specialty Chemicals segment was $33.6 million in fiscal 2015, which represented the fourth quarter activity following the Combination. Segment income was reduced by $8.2 million of pre-tax merger inventory step-up expense, net of the related LIFO impact. The Specialty Chemicals assets were stepped-up to fair value in purchase accounting and as a result, the fourth quarter of fiscal 2015 included $13.4 million of incremental depreciation and amortization which will continue in future periods.

Land and Development Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$45.0	$(3.4)	(7.6)%

Net Sales (Aggregate) — Land and Development Segment

Our Land and Development net sales in fiscal 2015 included the sale of a tract of land for a new automobile manufacturing facility. The Land and Development segment was formed as a result of the Combination; therefore, there are no prior year comparisons.

Segment Income (Loss) — Land and Development Segment

Segment income attributable to the Land and Development segment was a loss of $3.4 million in fiscal 2015. While the segment had a strong sales quarter, the Land and Development segment’s assets were stepped-up to fair value as a result of purchase accounting which resulted in substantially lower margins on the properties sold which were not sufficient to cover overhead and other operating activities. This marking to fair value of our land portfolio in this segment will reduce future profitability on existing projects but does not impact future cash flows.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are our Credit Facility, Farm Credit Facility and our Receivables Facility.

As a result of the Combination, we continue to evaluate our position with respect to the earnings of foreign subsidiaries of legacy MWV and whether or not these earnings are considered permanently reinvested. See “Note 12. Income Taxes” of the Notes to Consolidated Financial Statements included herein. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not a key source of liquidity to our domestic operations.

Cash and cash equivalents were $228.3 million at September 30, 2015 and $32.6 million at September 30, 2014. Approximately 75% of the cash at September 30, 2015 was outside of the U.S. At September 30, 2015, total debt was $5,632.4 million, $74.1 million of which was current. At September 30, 2014, total debt was $2,984.7 million. The increase in debt was primarily related to the fair value of debt assumed in the Combination and share repurchases, including the shares repurchased in connection with the Combination. The principal components of our debt consist of a revolving credit facility, a two term loan facilities, a receivables-backed financing facility and various notes and capital lease obligations. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty. At September 30, 2015, we had approximately $3.4 billion of availability under our credit facilities, which may be used to provide for ongoing working capital needs and for other general corporate purposes. Certain restrictive covenants govern our maximum availability under the credit facilities. We test and report our compliance with these covenants as required and we are in compliance with all of our covenants at September 30, 2015.

Credit Agreement and Farm Credit Facility

In connection with the Combination, on July 1, 2015, we entered into a Credit Agreement that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which can be drawn on a delayed draw basis not later than nine months after the closing of the Credit Agreement in up to two draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. As of September 30, 2015 we had not utilized the delayed draw feature. The Credit Agreement is unsecured and guaranteed by RockTenn and MWV. The Credit Agreement contains usual and customary representations, warranties and covenants. Also, on July 1, 2015, we entered into the Farm Loan Credit Agreement which provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600 million. The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV.

Receivables-Backed Financing Facility

We have a $700 million Receivables Facility which matures on October 24, 2017. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to certain restrictions as outlined in the Receivables Facility. Prior to the Combination, our Receivables Facility included a “change of control” default/termination provision and, accordingly, we amended the facility in connection with the Combination to allow for the change of control and to make other immaterial amendments. In September 2015, we amended the Receivables Financing Facility to reflect name changes of certain legal entities as well as other minor items. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.9% as of September 30, 2015. At September 30, 2015, we had borrowed $198.0 million of our $555.4 million maximum available borrowings outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2015 was approximately $741.7 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Public Bonds and Other Indebtedness

Following the Combination, the public bonds of RockTenn and MWV are guaranteed by WestRock and have cross-guarantees by MWV and RockTenn. The IDBs associated with the MWV capital leases are guaranteed by WestRock. We also have certain international and other debt. In connection with the Combination, we increased the value of debt assumed by $346.2 million to reflect the debt at fair value. At September 30, 2015 the face value of our public bonds and capital lease obligations outstanding were $3.1 billion with a weighted average interest rate of 6.1%.

Certain proceeds of the credit facilities were used to repay certain indebtedness of the Company’s subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination. See “Note 9. Debt” of the Notes to Condensed Consolidated Financial Statements included herein for additional information on our outstanding debt, the fair value of our debt, and the classification within the fair value hierarchy.

Accounts Receivable Sales Agreement

We have an A/R Sales Agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. The A/R Sales Agreement allows for a maximum of $300 million of receivables to be sold at any point in time. In September 2015, we amended the A/R Sales Agreement to reflect name changes of certain of our legal entities following the Combination, to increase customer sub-limits as well as other minor items. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. For additional information see “Note 10. Fair Value — Accounts Receivable Sales Agreement” of the Notes to Condensed Consolidated Financial Statements included herein.

Pension Plan Merger and Plan Change

In connection with the Combination, the Rock-Tenn Company Consolidated Pension Plan and MWV U.S. qualified defined benefit pension plans assigned the role of plan sponsor to WestRock. On July 2, 2015, WestRock merged the MWV U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. Upon the merger, the terms and provisions of the legacy MWV plans were incorporated into the merged plan. We expect contribution savings of approximately $550 million through 2024 as a result of the plan merger. Excluding the aforementioned pension plans, we expect to make future contributions primarily to our foreign pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. We estimate our contributions to the U.S. and foreign qualified and non-qualified pension plans in fiscal 2016 to be approximately $52 million.
See “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements included herein for additional information regarding our pension plans, including the fair value of our assets and liabilities and the classification of the assets within the fair value hierarchy.

Additionally, on July 30, 2015, WestRock approved changes to freeze the WestRock Company Consolidated Pension Plan for U.S. salaried and non-union hourly employees. Affected employees will continue to accrue a benefit through December 31, 2015; except for employees in the legacy MWV U.S. qualified defined benefit pension plans that meet the criteria for grandfathering. Those employees meeting a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, will be grandfathered and continue to accrue a benefit until December 31, 2020 or their termination date, if earlier. The new WestRock retirement program for U.S. salaried and non-union hourly employees will be a defined contribution benefit.

Cash Flow Activity

	Year Ended September 30,
	2015	2014	2013
		(In millions)
Net cash provided by operating activities	$1,203.6	$1,151.8	$1,032.5
Net cash used for investing activities	$(282.7)	$(967.4)	$(403.6)
Net cash used for financing activities	$(718.0)	$(188.1)	$(629.2)

Net cash provided by operating activities during fiscal 2015 increased from fiscal 2014 primarily due to the impact of decreased pension funding, increased aggregate net income, depreciation, depletion and amortization, and deferred taxes, and cash proceeds of $96.2 million from a financial institution for the collection of accounts receivables sold in connection with the A/R Sales Agreement in fiscal 2015 which were partially offset by increased investment in working capital in the current year period. Net cash provided by operating activities during fiscal 2014, similarly increased from fiscal 2013 primarily due to cash proceeds of $136.6 million from a financial institution for the collection of accounts receivables sold in connection with the A/R Sales Agreement, the impact of increased aggregate net income, deferred taxes and depreciation, depletion and amortization, which were partially offset by a greater use of working capital excluding the previously mentioned sale of accounts receivables compared to fiscal 2013.

Net cash used for investing activities in fiscal 2015 consisted primarily of $585.5 million of capital expenditures partially offset by $265.7 million for cash received in the Combination and $28.8 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2014 consisted primarily of $534.2 million of capital expenditures and $474.4 million for the Tacoma Mill, NPG and AGI In-Store acquisitions that were partially offset by proceeds from the sale of various assets, the return of capital from unconsolidated entities and insurance proceeds. Net cash used for investing activities in fiscal 2013 consisted primarily of $440.4 million of capital expenditures and $6.3 million for the purchase of a corrugated sheet plant that were partially offset by $26.8 million of proceeds from the sale of property, plant and equipment related primarily to previously closed facilities and $15.4 million of insurance proceeds for a partial settlement related to the fiscal 2012 turbine failure at our Demopolis, AL bleached paperboard mill. The proceeds were used towards the replacement of the turbine with a newer model.

In fiscal 2015, net cash used for financing activities consisted primarily of $336.7 million used for stock repurchases excluding the $667.8 million repurchased in connection with the Combination and $214.5 million of cash dividends paid to stockholders partially offset by the net additions to debt aggregating $540.1 million. In fiscal 2014, net cash used for financing activities consisted primarily of $236.3 million used for stock repurchases and $101.1 million of cash dividends paid to stockholders partially offset by the net additions to debt aggregating $150.4 million. Net cash used for financing activities in fiscal 2013 consisted primarily of the net repayment of debt aggregating $557.6 million and $75.3 million of cash dividends paid to stockholders.

Our capital expenditures aggregated $585.5 million in fiscal 2015 compared to $534.2 million in fiscal 2014. We expect fiscal 2016 capital expenditures to be in the range of $850 million. We estimate that we will invest approximately $115 million for capital expenditures during fiscal 2016 in connection with matters relating to environmental compliance, including continued work on our Boiler MACT projects as well as the continued work to complete our Demopolis, AL bleached paperboard mill project to build a new fluidized bed biomass boiler and purchase of a gas package boiler to provide steam and non-condensable gas incineration backup capability for the mill. In fiscal 2016, we expect to invest in projects to (i) maintain and operate our mills and plants safely, reliably and in compliance with regulations such as Boiler MACT, (ii) invest in projects that support our strategy: to improve the competitiveness of mill and converting assets; support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018; and, generate attractive returns; (iii) invest an estimated $35 million in Specialty Chemicals prior to the separation. We believe we have significant opportunity to improve our performance through capital investment in our box plant system, the most prominent investments being installing a total of thirty EVOLs. We are in the process of installing numbers 16 and 17 and expect to install an estimated seven in fiscal 2016. We have also identified more opportunities in our mill system to improve the productivity and cost structure. We also expect to purchase printing presses, digital printers, and other equipment in our converting operations.

We expect our annual capital investment to continue in a similar range for the next three years, subject to the specialty chemicals separation. Our capital expenditure estimates exclude approximately $34 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which would increase capital expenditures to the extent paid. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA. Our Boiler MACT projections are subject to change due to items such as the finalization of ongoing engineering work, EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules. We were obligated to purchase approximately $164 million of fixed assets at September 30, 2015 for various capital projects.

At September 30, 2015, the U.S. federal, state and foreign net operating losses, Alternative Minimum Tax credits and other U.S. federal and state tax credits available to us aggregated approximately $329 million in future potential reductions of U.S. federal, state and foreign cash taxes. We have utilized nearly all of our U.S. federal net operating losses and based on our current projections, we expect to utilize the remaining Alternative Minimum Tax and other U.S. federal credits primarily over the next two years. We expect to receive tax benefits from the U.S. manufacturer’s deduction which has been limited in recent years by lower levels of U.S. federal taxable income due to the use of U.S. federal net operating losses. Foreign net operating losses, state net operating losses and credits will be used over a longer period of time. However, including the estimated impact of book and tax differences, we expect our cash tax payments to be substantially similar to our income tax expense in fiscal 2016, 2017 and 2018. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

During fiscal 2015 and fiscal 2014, we made contributions of $142.7 million and $224.7 million, respectively, to our pension and supplemental retirement plans. The net over funded status of our U.S. and non-U.S. pension plans at September 30, 2015 was approximately $206.0 million. We currently expect to contribute approximately $52 million to our qualified defined benefit plans in fiscal 2016. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Based on current assumptions, including future interest rates, we currently estimate that minimum pension contributions to our U.S. and foreign qualified and non-qualified pension plans will be in the range of $38 million to $53 million annually in fiscal 2017 through 2020. We do not expect the settlement of certain defined benefits pension plan obligations through lump sum payments to require us to make additional pension plan contributions. See “Note 13. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

In the first quarter of fiscal 2015, RockTenn increased its dividend from $0.175 to $0.1875 per share. Subsequently, as a result of the Business Combination Agreement, RockTenn increased the per share amount of the dividends it distributed in the second and third fiscal quarter of 2015 to $0.3205 per share to equalize RockTenn and MWV dividend payments. In July and October 2015, our board of directors approved our August and November 2015 quarterly dividends of $0.375 per share, indicating a current annualized dividend of $1.50 per share. During fiscal 2015, we paid aggregate dividends (including those paid by RockTenn prior to the closing of the Combination) on our Common Stock of $1.20355 per share and during fiscal 2014 and fiscal 2013 RockTenn paid aggregate dividends of $0.70 and $0.525 per share, respectively.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. Based on the equity market value of the Company on July 1, 2015, this repurchase program equated to approximately $2.5 billion of market value. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors including the market price of our Common Stock, general economic and market conditions, and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. Subsequent to the authorization, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing authorization, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million and in fiscal 2014, it repurchased approximately 4.7 million shares for an aggregate cost of $236.3 million. In fiscal 2013, RockTenn did not repurchase any shares of RockTenn Common Stock. As of September 30, 2015, we had remaining authorization under our repurchase program instituted in July 2015, as noted above, to purchase approximately 34.6 million shares of our Common Stock.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors including estimated minimum pension contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2016	Fiscal 2017 and 2018	Fiscal 2019 and 2020	Thereafter
	(In millions)
Long-Term Debt, including current portion, excluding capital lease obligations (a)	$5,150.6	$70.3	$558.8	$2,160.0	$2,361.5
Operating lease obligations (b)	427.5	85.7	127.5	87.4	126.9
Capital lease obligations (c)	159.0	3.8	6.5	2.9	145.8
Purchase obligations and other (d) (e) (f)	2,480.2	1,794.2	272.1	147.1	266.8
Total	$8,217.3	$1,954.0	$964.9	$2,397.4	$2,901.0

(a)
The long-term debt line item above includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. The fair value of debt step-up, deferred financing costs and unamortized bond discounts of $315.9 million are excluded from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 9. Debt” of the Notes to Consolidated Financial Statements included herein.

(b)	For more information, see “Note 11. Operating Leases” of the Notes to Consolidated Financial Statements included herein.

(c)	The fair value step-up of $6.9 million is excluded. For more information, see “Note 9. Debt” of the Notes to Consolidated Financial Statements included herein.

(d)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(e)
We have included in the table future estimated minimum pension contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

(f)	We have not included in the table above the following items:

•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

•
We have excluded from the line item “Purchase obligations and other” $154.0 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1. “Business — Governmental Regulation — Environmental Regulation.”

Off-Balance Sheet Arrangement

In connection with the Smurfit-Stone Acquisition, RockTenn acquired an off-balance sheet arrangement for an interest in various installment notes that originated from Smurfit-Stone's sale of owned and leased timberland for cash and installment notes. Smurfit-Stone sold timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. Smurfit-Stone received $225 million in cash, with the balance of $485 million in the form of installment notes. Smurfit-Stone entered into a program to monetize the installment notes receivable. The notes were sold without recourse to TNH, a wholly-owned non-consolidated variable interest entity under the provisions of ASC 860 “Transfers and Servicing”, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under ASC 860. The residual interest in the notes was repaid during fiscal 2014 and TNH was subsequently dissolved.

Non-GAAP Measures

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

We also use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to common stockholders and Earnings per diluted share, respectively.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Net Income to Net income attributable to common stockholders (in millions, net of tax):

	Years Ended September 30,
	2015	2014	2013
Net income attributable to common stockholders	$507.1	$479.7	$727.3
Alternative fuel mixture tax credit tax reserve adjustment	—	—	(252.9)
Restructuring and other costs and operating losses and transition costs due to plant closures	105.0	37.6	59.1
Acquisition inventory step-up	48.3	2.0	—
Pension lump sum settlement and retiree medical curtailment, net	7.6	29.9	—
Loss on extinguishment of debt	1.7	—	0.2
Adjusted Net Income	$669.7	$549.2	$533.7

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included herein. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding the customer’s credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2015, our accounts receivable, net of allowances of $29.6 million, was $1,690.0 million; a 1% additional loss on accounts receivable would be $16.9 million and a 5% change in our allowance assumptions would change our allowance by approximately $1.5 million.

Goodwill and Long-Lived Assets

We review the recorded value of our goodwill annually during the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. Estimating the fair value of the reporting unit involves uncertainties, because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated changes in revenues and costs and synergies and productivity improvements resulting from the acquisitions, capital expenditures and continuous improvement projects. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. However, as of our most recent review during the fourth quarter of fiscal 2015, if forecasted net operating profit before tax was decreased by 10%, the estimated fair value of each of our reporting units would have continued to exceed their respective carrying values. Also, based on the same information, if we had concluded that it was appropriate to increase by 100 basis points the discount rate we used to estimate the fair value of each reporting unit, the fair value for each of our reporting units would have continued to exceed its carrying value. Therefore, based on current estimates we do not believe there is a reasonable likelihood that there will be a change in future assumptions or estimates which would put any of our reporting units at risk of failing the step one goodwill impairment test. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow the provisions included in ASC 360, “Property, Plant and Equipment,” in determining whether the carrying value of any of our long-lived assets is impaired. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 17.7 years. We identify the weighted average lives of our intangible assets by category in “Note 8. Other Intangible Assets” of the Notes to Consolidated Financial Statements included herein.

We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

Restructuring

Our restructuring and other costs, net include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in additional restructuring activities in the future. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations,” we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows.

We have, or from time to time may have, financial instruments including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities. Other than the fair value of our long-term debt and our pension and postretirement assets and liabilities disclosed in “Note 9. Debt” and “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements included herein, the fair value of these items is not significant.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 10. Fair Value” of the Notes to Consolidated Financial Statements included herein.

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in currencies such as Canadian dollars, the Euro or Brazilian Real.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We may enter into financial derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the financial derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We have at times entered into interest rate swap agreements that effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements typically involved the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount.

At September 30, 2015, there were no interest rate or commodity derivatives outstanding. The notional amount of foreign currency derivative instruments outstanding used to hedge inter-company loans was $90.2 million at September 30, 2015. These instruments have not been designated as hedges.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent operations. In projecting future taxable income, we incorporate assumptions about the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. A 1% increase in our effective tax rate would increase tax expense by approximately $7.6 million for fiscal 2015. A 1% increase in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2015 consolidated balance sheet, would increase tax expense by approximately $100.9 million for fiscal 2015.

Pension and Other Postretirement Benefits

Certain of our employees in the U.S., Canada and other countries are currently accruing pension benefits. In addition, under several labor contracts, we make payments based on hours worked into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have a supplemental executive retirement plan and other unfunded defined benefit plans that provide unfunded supplemental retirement benefits to certain of our executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements included herein, which include, among others, the discount rate, mortality rates, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans increased $1.3 billion in fiscal 2015, due to the Combination. Our U.S. pension plans are overfunded $359.3 million and the non-U.S. pension plans are underfunded $153.3 million. The U.S. pension plans’ funded status was also impacted by a 16 basis point increase in the discount rate compared to the prior measurement date, and our non-U.S. pension plan obligations were impacted by an 11 basis point decrease in the discount rate compared to the prior measurement date.

A 25 basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2015 pension expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$0.8	$12.8	$—	$—
Compensation level	0.4	(0.4)	N/A	N/A
Expected long-term rate of return on plan assets	(17.4)	17.4	N/A	N/A
Medical cost trend	N/A	N/A	0.1	(0.1)

New Accounting Standards

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, including but not limited to, interest rates and commodity prices. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we periodically enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. There can be no assurance that we will manage or continue to manage any risks in the future or that our efforts will be successful.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to ship approximately 9.9 million tons in our Corrugated Packaging segment and approximately 4.1 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. A hypothetical $10 per ton decrease in the price of paperboard throughout the year based on our capacity would decrease our sales by approximately $99 million and $41 million in our Corrugated Packaging and Consumer Packaging segments, respectively. There can be no assurance that such changes in market pricing would be driven by lower costs or that we would have the ability to avoid passing through the decrease to our customers; therefore, there can be no assurance that our results of operations would not be adversely impacted.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times have fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use biomass, natural gas, coal and fuel oil to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paper machines. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates.

Based on fiscal 2015 pricing, we estimate our annual energy expenditure on all energy sources to operate our facilities to be approximately $834 million, including amounts related to facilities acquired in the Combination. We expect natural gas to account for approximately two-fifths (approximately 67 million MMBtu) of our total energy purchases in a fiscal year. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $83 million based on anticipated annual consumption and fiscal 2015 pricing. In times of higher energy prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and a portion of our containerboard is recycled fiber. In fiscal 2015, our purchases of old corrugated containers and double-lined kraft clippings account for our largest recycled fiber costs and approximately 90% of our recycled fiber purchases. The remaining 10% of our recycled fiber purchases consists of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing.

A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $76 million. In times of higher recycled fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $124 million. In times of higher virgin fiber prices, we may have the ability to pass a portion of the increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $126 million, of which approximately one-fourth would be the proportion related to higher diesel costs based on our estimated 93 million gallons consumed annually. In times of higher freight prices, we may have the ability to pass a portion of our increased costs on to our customers in the form of higher finished product pricing; however, there can be no assurance that we will be able to do so.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2015, if market interest rates increase an average of 100 basis points, our interest expense would increase by approximately $21 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2015, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $12.8 million and a 0.25% increase in the discount rate would have reduced pre-tax income by $0.8 million. During fiscal 2014, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $1.0 million and a 0.25% increase in the discount rate would have reduced pre-tax income by $0.2 million. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. We discuss our MEPPs in “Note 13. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements included herein.

Foreign Currency

We have foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 13% of our net sales in fiscal 2015, some of which is transacted in U.S. dollars. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations.

The company also issues inter-company loans to and receives foreign cash deposits from its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates for the inter-company loans and changes in spot exchange rates from deposit date for foreign cash deposits. From time to time, management may use foreign-exchange hedge contracts with terms of generally less than one year to hedge these exposures. Although the company’s derivative and other foreign currency sensitive instruments expose it to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

During fiscal 2015 and 2014, the effect of a hypothetical 10% change in foreign segment income driven by exchange rates would have impacted our segment results by approximately $16 million and $11 million, respectively. For more information about our foreign operations, see “Note 19. Segment Information” of the Notes to Consolidated Financial Statements included herein. Following the Combination, our foreign segment income is expected to grow and therefore we will be more susceptible to fluctuations in exchange rates.

During fiscal 2015 and 2014, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $25 million and $4 million, respectively. The impact of foreign currency quantified above does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and therefore also the demand for our products.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 20. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2015	2014	2013
	(In millions, except per share data)
Net sales	$11,381.3	$9,895.1	$9,545.4
Cost of goods sold	9,170.5	7,961.5	7,698.9
Gross profit	2,210.8	1,933.6	1,846.5
Selling, general and administrative, excluding intangible amortization	1,042.0	889.7	869.2
Selling, general and administrative intangible amortization	130.4	86.0	85.1
Pension lump sum settlement and retiree medical curtailment, net	11.5	47.9	—
Restructuring and other costs, net	147.4	55.6	78.0
Operating profit	879.5	854.4	814.2
Interest expense	(132.7)	(95.3)	(106.9)
Loss on extinguishment of debt	(2.6)	—	(0.3)
Interest income and other income (expense), net	11.0	2.4	(0.9)
Equity in income of unconsolidated entities	7.1	8.8	4.6
Income before income taxes	762.3	770.3	710.7
Income tax (expense) benefit	(250.5)	(286.5)	21.8
Consolidated net income	511.8	483.8	732.5
Less: Net income attributable to noncontrolling interests	(4.7)	(4.1)	(5.2)
Net income attributable to common stockholders	$507.1	$479.7	$727.3

Basic earnings per share attributable to common stockholders	$2.97	$3.34	$5.05

Diluted earnings per share attributable to common stockholders	$2.93	$3.29	$4.98

Cash dividends paid per share	$1.20	$0.70	$0.525

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Consolidated net income	$511.8	$483.8	$732.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(242.0)	(29.9)	(15.1)
Derivatives:
Deferred loss on cash flow hedges	(1.6)	—	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.4	—	—
Defined benefit pension plans:
Net actuarial (loss) gain arising during period	(52.6)	(212.8)	184.1
Amortization and settlement recognition of net actuarial loss, included in pension cost	30.3	39.4	24.2
Prior service (cost) credit arising during period	(15.4)	7.6	3.2
Amortization and curtailment recognition of prior service (credit) cost, included in pension cost	(4.6)	(0.1)	0.9
Other comprehensive income adjustments	—	—	4.2
Other comprehensive (loss) income	(285.5)	(195.8)	201.5
Comprehensive income	226.3	288.0	934.0
Less: Comprehensive income attributable to noncontrolling interests	(3.9)	(3.1)	(6.7)
Comprehensive income attributable to common stockholders	$222.4	$284.9	$927.3

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
	(In millions, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$228.3	$32.6
Restricted cash	7.3	8.8
Accounts receivable (net of allowances of $29.6 and $25.1)	1,690.0	1,118.7
Inventories	1,963.4	1,029.2
Other current assets	271.4	243.2
Total current assets	4,160.4	2,432.5
Net property, plant and equipment, net	9,596.7	5,832.6
Goodwill	5,694.5	1,926.4
Intangibles, net	3,552.2	691.1
Restricted assets held by special purpose entities	1,302.1	—
Prepaid pension asset	532.9	—
Other assets	518.0	157.1
	$25,356.8	$11,039.7
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$74.1	$132.6
Accounts payable	1,303.8	812.8
Accrued compensation and benefits	358.0	224.4
Other current liabilities	427.3	190.7
Total current liabilities	2,163.2	1,360.5
Long-term debt due after one year	5,558.3	2,852.1
Pension liabilities, net of current portion	316.0	1,090.9
Postretirement benefit liabilities, net of current portion	143.0	101.7
Non-recourse liabilities held by special purpose entities	1,179.6	—
Deferred income taxes	3,540.6	1,132.8
Other long-term liabilities	658.0	180.6
Commitments and contingencies (Notes 11 and 17)
Redeemable noncontrolling interests	14.2	13.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 257.0 million and 140.0 million shares outstanding at September 30, 2015 and September 30, 2014, respectively	2.6	1.4
Capital in excess of par value	10,767.8	2,839.8
Retained earnings	1,661.6	1,960.9
Accumulated other comprehensive loss	(780.2)	(495.3)
Total stockholders’ equity	11,651.8	4,306.8
Noncontrolling interests	132.1	0.6
Total equity	11,783.9	4,307.4
	$25,356.8	$11,039.7
See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2015	2014	2013
	(In millions, except per share data)
Number of Shares of Common Stock Outstanding(1):
Balance at beginning of fiscal year	140.0	144.0	141.8
Shares issued under restricted stock plan	1.7	0.5	0.7
Issuance of common stock, net of stock received for minimum tax withholdings(2) (3)	131.4	0.2	1.5
Purchases of common stock (4)	(16.1)	(4.7)	—
Balance at end of fiscal year	257.0	140.0	144.0
Common Stock:
Balance at beginning of fiscal year	$1.4	$0.7	$0.7
Issuance of common stock, net of stock received for minimum tax withholdings(2)	1.3	—	—
Purchases of common stock (4)	(0.1)	—	—
Two-for-one stock split (1)	—	0.7	—
Balance at end of fiscal year	2.6	1.4	0.7
Capital in Excess of Par Value:
Balance at beginning of fiscal year	2,839.8	2,871.4	2,810.8
Income tax benefit from share-based plans	22.5	15.0	5.7
Compensation expense under share-based plans	50.2	42.6	46.5
Issuance of common stock, net of stock received for minimum tax withholdings (2)	8,084.1	4.7	8.4
Fair value of share-based awards issued in the Combination	210.9	—	—
Purchases of common stock (4)	(439.7)	(93.2)	—
Two-for-one stock split (1)	—	(0.7)	—
Balance at end of fiscal year	10,767.8	2,839.8	2,871.4
Retained Earnings:
Balance at beginning of fiscal year	1,960.9	1,740.8	1,094.7
Net income attributable to common stockholders	507.1	479.7	727.3
Dividends declared (per share - $1.20, $0.70 and $0.525) (5)	(215.3)	(100.8)	(76.3)
Issuance of common stock, net of stock received for minimum tax withholdings	(26.4)	(15.7)	(4.9)
Purchases of common stock (4)	(564.7)	(143.1)	—
Balance at end of fiscal year	1,661.6	1,960.9	1,740.8
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(495.3)	(300.6)	(500.5)
Other comprehensive (loss) income, net of tax	(284.9)	(194.7)	199.9
Balance at end of fiscal year	(780.2)	(495.3)	(300.6)
Total Stockholders’ equity	11,651.8	4,306.8	4,312.3
Noncontrolling Interests:(6)
Balance at beginning of fiscal year	0.6	0.5	0.5
Noncontrolling interests assumed in merger	159.3	—	—
Net income	0.7	0.5	0.4
Contributions	3.5	—	—
Distributions	(31.9)	(0.4)	(0.4)
Other comprehensive income attributable to noncontrolling interest	(0.1)	—	—
Balance at end of fiscal year	132.1	0.6	0.5
Total equity	$11,783.9	$4,307.4	$4,312.8

(1)
On August 27, 2014, we effected a two-for-one stock split of RockTenn’s Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014. All share and per share information has been retroactively adjusted to reflect the stock split and we recorded the incremental par value of the newly issued shares with the offset to additional paid in capital.

(2)	Included in the Issuance of common stock is the issuance of approximately 131.2 million shares of Common Stock valued at $8,075.8 million in connection with the Combination.

(3)
In connection with the Smurfit-Stone acquisition, there were approximately 1.4 million shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. At September 30, 2015, 0.3 million shares remain reserved and unissued.

(4)
Pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, we repurchased 0.2 million shares for an aggregate cost of $8.7 million. Subsequent to the Combination, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares for an aggregate cost of $328.0 million under the new authorization. Separately as part of the Combination we repurchased 10.5 million shares for an aggregate cost of $667.8 million.

(5)
Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(6)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Operating activities:
Consolidated net income	$511.8	$483.8	$732.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	740.8	584.5	552.2
Cost of real estate sold	32.1	—	—
Deferred income tax expense (benefit)	161.4	252.1	(44.3)
Share-based compensation expense	49.2	42.6	46.5
Loss on extinguishment of debt	2.6	—	0.3
Loss (gain) on disposal of plant, equipment and other, net	1.0	0.3	(13.9)
Equity in income of unconsolidated entities	(7.1)	(8.8)	(4.6)
Pension and other postretirement funding (more) than expense (income)	(137.7)	(175.0)	(167.1)
Impairment adjustments and other non-cash items	(7.6)	5.5	21.2
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	106.1	67.3	(63.2)
Inventories	(27.2)	(80.5)	(122.8)
Other assets	(10.0)	(1.9)	(13.1)
Accounts payable	(38.4)	(11.6)	87.5
Income taxes	(23.6)	1.9	(13.8)
Accrued liabilities and other	(149.8)	(8.4)	35.1
Net cash provided by operating activities	1,203.6	1,151.8	1,032.5
Investing activities:
Capital expenditures	(585.5)	(534.2)	(440.4)
Cash received (paid) for purchase of businesses, net of cash acquired	3.7	(474.4)	(6.3)
Cash received in merger	265.7	—	—
Investment in unconsolidated entities	—	—	(0.1)
Return of capital from unconsolidated entities	1.1	7.0	1.0
Cash received from affiliated entities	3.5	—	—
Proceeds from sale of subsidiary and affiliates	—	6.8	—
Proceeds from sale of property, plant and equipment	28.8	22.4	26.8
Proceeds from property, plant and equipment insurance settlement	—	5.0	15.4
Net cash used for investing activities	(282.7)	(967.4)	(403.6)
Financing activities:
Additions to revolving credit facilities	261.6	233.8	99.0
Repayments of revolving credit facilities	(309.7)	(285.9)	(146.2)
Additions to debt	2,176.3	663.8	277.0
Repayments of debt	(1,587.5)	(465.1)	(787.4)
Commercial card program	(0.6)	3.8	—
Debt issuance costs	(7.8)	(0.7)	(2.0)
Cash paid for debt extinguishment costs	—	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	(19.3)	(11.0)	3.5
Purchases of common stock	(336.7)	(236.3)	—
Purchases of common stock - merger related	(667.8)	—	—
Excess tax benefits from share-based compensation	23.0	15.1	6.0
(Repayments to) advances from unconsolidated entity	(0.3)	(2.0)	1.2
Cash dividends paid to stockholders	(214.5)	(101.1)	(75.3)
Cash distributions paid to noncontrolling interests	(34.7)	(2.5)	(4.9)
Net cash used for financing activities	(718.0)	(188.1)	(629.2)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(0.1)	(0.5)
Increase (decrease) in cash and cash equivalents	195.7	(3.8)	(0.8)
Cash and cash equivalents at beginning of fiscal year	32.6	36.4	37.2
Cash and cash equivalents at end of fiscal year	$228.3	$32.6	$36.4

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$89.3	$18.8	$22.0
Interest, net of amounts capitalized	140.1	86.9	98.8

Supplemental schedule of non-cash investing activities:

Liabilities assumed in fiscal 2015 relate to the Combination. Liabilities assumed in fiscal 2014 relate to the Tacoma Mill, NPG and AGI In-Store acquisitions. Liabilities assumed in fiscal 2013 relate to the acquisition of a corrugated sheet plant. For additional information regarding these transactions see “Note 6. Merger and Acquisitions.”

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Fair value of assets acquired, including goodwill	$16,001.1	$525.3	$7.9
Cash consideration, net of cash acquired	—	472.2	6.3
Stock issued in the merger	8,075.8	—	—
Fair value of share-based awards issued in the merger	210.9	—	—
Liabilities and noncontrolling interest assumed	$7,714.4	$53.1	$1.6

Included in liabilities assumed is the following item:
Debt assumed in acquisition	$2,152.9	$0.6	$—

See Accompanying Notes

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

WestRock was formed on March 6, 2015, for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement in connection with the Combination. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination, therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We believe the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

We are one of North America's leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in North America, South America, Europe and Asia. We also operate a specialty chemicals business and we develop real estate in Charleston, South Carolina.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Our equity and cost method investments are not significant either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions.

Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, and the differences could be material.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of an acquired business to the fair value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, deferred tax asset valuation allowances and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

Common Stock Split

On August 27, 2014, we effected a two-for-one stock split of RockTenn’s Common Stock in the form of a 100% stock dividend to shareholders of record as of August 12, 2014. All share and per share information prior to August 12, 2014 has been retroactively adjusted to reflect the stock split. We recorded the incremental par value of the newly issued shares with the offset to additional paid in capital.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on the location of title transfer which is normally either on the exit from our plants (i.e., shipping point) or on arrival at customers’ plants (i.e., destination point). We do not recognize revenue from transactions where we bill customers, but retain custody and title to these products until the date custody and title transfer. We do not have any significant multiple deliverable revenue arrangements.

We net, against our gross sales, provisions for discounts, returns, allowances, customer rebates and other adjustments. We account for such provisions during the same period in which we record the related revenues. We include in net sales any amounts related to shipping and handling that are billed to a customer.

Shipping and Handling Costs

We classify shipping and handling costs as a component of cost of goods sold.

Cash Equivalents

We consider all highly liquid investments that mature three months or less from the date of purchase to be cash equivalents. The carrying amounts we report in the consolidated balance sheets for cash and cash equivalents approximate fair market values. We place our cash and cash equivalents with large credit worthy banks, which limits the amount of our credit exposure.

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. The majority of our receivables are due within 30 to 60 days, although recent trends are for customers to seek longer terms. We sell certain receivable that are of a longer term nature under our A/R Sales Agreement. We serve a diverse customer base primarily in North America, South America, Europe and Asia, and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2015, we recorded a credit to bad debt expense of $3.0 million. In fiscal 2014 and 2013, we recorded bad debt expense of $2.0 million and $5.6 million, respectively.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Balance at beginning of fiscal year	$25.1	$26.8	$26.9
Reduction in sales and charges to costs and expenses (1)	166.5	135.0	126.4
Deductions	(162.0)	(136.7)	(126.5)
Balance at end of fiscal year	$29.6	$25.1	$26.8
(1) Includes the impact of acquisitions.

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the LIFO basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a FIFO

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 31% and 26% of FIFO cost of all inventory at September 30, 2015 and 2014, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage). Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads.

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2015, 2014 and 2013, we capitalized interest of approximately $5.2 million, $2.6 million and $2.9 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

Buildings and building improvements	15-40 years
Machinery and equipment	3-25 years
Transportation equipment	3-8 years

Generally, our machinery and equipment have estimated useful lives between 3 and 25 years; however, select portions of machinery and equipment primarily at our mills have estimated useful lives up to 44 years. Greater than 90% of the cost of our mill assets have lives of 25 years or less. Leasehold improvements are depreciated over the shorter of the asset life or the lease term, generally between 3 and 10 years.

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, which is referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.

The goodwill impairment model is a two-step process. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we would complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess. We completed the annual test of the goodwill associated with each of our reporting units during fiscal 2015 and concluded the fair values were in excess of the carrying values of each of the reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 17.7 years.

Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating impairment also requires us to estimate future operating results and cash flows, which also require judgment by management. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Restructuring

Our restructuring and other costs, net include primarily items such as restructuring portions of our operations, acquisition costs, integration costs and divestiture costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Business Combinations

From time to time, we enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

Significant estimates and assumptions in estimating the fair value of acquired technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.

Fair Value of Financial Instruments and Nonfinancial Assets and Liabilities

We estimate fair values in accordance with ASC 820 “Fair Value Measurement.” We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt and our pension and postretirement assets and liabilities in “Note 9. Debt” and “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements. We have, or from time to time may have, financial instruments recognized at fair value including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 10. Fair Value.”

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging,” or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in currencies such as Canadian dollars, the Euro and Brazilian Real.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and procedures to monitor concentrations of credit risk. We may enter into financial derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

For financial derivative instruments that are designated as a cash flow hedge for accounting purposes, the effective portion of the gain or loss on the financial derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction, and in the same period or periods during which the forecasted transaction affects earnings. Gains and losses on the financial derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We have at times entered into interest rate swap agreements that effectively modified our exposure to interest rate risk by converting a portion of our interest payments on floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements typically involved the receipt of floating rate amounts in exchange for fixed interest rate payments over the life of the agreements without an exchange of the underlying principal amount.

At September 30, 2015, there were no interest rate or commodity derivatives outstanding. The notional amount of foreign currency derivative instruments outstanding used to hedge inter-company loans was $90.2 million at September 30, 2015. These instruments have not been designated as hedges.

Health Insurance

We are self-insured for the majority of our group health insurance costs. However, we seek to limit our health insurance costs by entering into certain stop loss insurance coverage. Due to mergers, acquisitions and other factors, we may have plans that do not include stop loss insurance. We calculate our group health insurance reserve on an undiscounted basis based on estimated reserve rates. We utilize claims lag data provided by our claims administrators to compute the required estimated reserve rate. We calculate our average monthly claims paid using the actual monthly payments during the trailing 12-month period. At that time, we also calculate our required reserve using the reserve rates discussed above. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our group health insurance costs.

Workers’ Compensation

We purchase large risk deductible workers’ compensation policies for the majority of our workers’ compensation liabilities that are subject to various deductibles to limit our exposure. We calculate our workers’ compensation reserves on an undiscounted basis based on estimated actuarially calculated development factors. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation costs.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any. In the event we were to determine that we would be able to realize or not realize our deferred income tax assets in the future in their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce or increase the provision for income taxes, respectively.

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of these provisions and in subsequent periods. See “Note 12. Income Taxes.”

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 13. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions, i.e. actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as the corridor. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life expectancy of inactive plan participants for plans where all or almost all of the plan participants are inactive. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.
Stock Based Compensation

We recognize expense for stock based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our incentive stock plans, we can grant option and restricted stock awards to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over one year. Our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 15. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our paperboard mills. At September 30, 2015 and September 30, 2014, liabilities of $58.4 million and $15.2 million, respectively, were accrued. The increase in fiscal 2015 was primarily attributable to asset retirement obligations associated with the Combination.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of income. We recorded a gain on foreign currency transactions of $2.7 million, $4.2 million and $2.5 million in in fiscal 2015, 2014 and 2013, respectively.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 17. Commitments and Contingencies.”

New Accounting Standards - Recently Adopted

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which amends certain provisions of ASC 835 “Interest-Imputation of Interest”. This ASU requires that debt issuance costs for a recorded liability be presented in the balance sheet as a reduction of the carrying amount of the debt. Subsequently, the SEC announced that it would not object to the presentation of debt issuance costs for line-of-credit arrangements as other assets. As a result, in June 2015 the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to incorporate the SEC’s comments in the codification. ASU 2015-03 is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. ASU 2015-15 was effective upon the SEC’s announcement on June 18, 2015. We adopted these provisions on September 30, 2015, and the adoption did not have a material effect on our consolidated financial statements.

In April 2014 the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends ASC 360 “Property Plant and Equipment” and expands the disclosures for discontinued operations, and requires new disclosures for disposals of individually significant components that do not meet the new definition of a discontinued operation and are classified as assets held for sale. These provisions are effective for annual and interim periods beginning after December 15, 2014. We adopted these provisions on January 1, 2015, and the adoption did not have a material effect on our consolidated financial statements.

New Accounting Standards - Recently Issued

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”, which amends certain provisions of ASC 805 “Business Combinations”. This ASU mandates that measurement-period adjustments be recorded by the acquirer in the period these amounts are determined, and eliminates the requirement to record them retrospectively. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, applied prospectively to open measurement periods. We currently are evaluating the impact of these provisions.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. These provisions are effective for annual periods beginning after December 15, 2015 (October 1, 2016 for us) and based on our current stock compensation awards are not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. These provisions are effective for annual reporting periods beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. We are currently evaluating the impact of these provisions.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Earnings per Share

Our restricted stock awards granted to non-employee directors are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as our Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share.” The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

	September 30,
	2015	2014	2013
Basic earnings per share:
Numerator:
Net income attributable to common stockholders	$507.1	$479.7	$727.3
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)	(0.2)
Distributed and undistributed income attributable to common stockholders	$507.0	$479.6	$727.1
Denominator:
Basic weighted average shares outstanding	170.6	143.6	144.0

Basic earnings per share attributable to common stockholders	$2.97	$3.34	$5.05

Diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$507.1	$479.7	$727.3
Less: Distributed and undistributed income available to participating securities	(0.1)	(0.1)	(0.2)
Distributed and undistributed income attributable to common stockholders	$507.0	$479.6	$727.1
Denominator:
Basic weighted average shares outstanding	170.6	143.6	144.0
Effect of dilutive stock options and non-participating securities	2.7	2.4	2.1
Diluted weighted average shares outstanding	173.3	146.0	146.1

Diluted earnings per share attributable to common stockholders	$2.93	$3.29	$4.98

Weighted average shares includes 0.3 million and 0.3 million of reserved, but unissued shares at September 30, 2015 and 2014. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims.

Options and restricted stock in the amount of 0.4 million, 0.5 million and 0.3 million common shares in fiscal 2015, 2014 and 2013, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2015 and 2014 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2013	$(0.2)	$(332.9)	$32.5	$(300.6)
Other comprehensive loss before reclassifications	—	(203.9)	(29.0)	(232.9)
Amounts reclassified from accumulated other comprehensive loss	—	38.6	(0.4)	38.2
Net current period other comprehensive loss	—	(165.3)	(29.4)	(194.7)
Balance at September 30, 2014	(0.2)	(498.2)	3.1	(495.3)
Other comprehensive loss before reclassifications	(1.6)	(67.6)	(241.2)	(310.4)
Amounts reclassified from accumulated other comprehensive loss	0.4	25.1	—	25.5
Net current period other comprehensive loss	(1.2)	(42.5)	(241.2)	(284.9)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)

(1)     All amounts are net of tax and noncontrolling interest.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2015 and 2014 (in millions):

	Years Ended September 30,
	2015			2014
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses(2)	$(47.7)	$17.9	$(29.8)	$(63.1)	$24.4	$(38.7)
Prior service credits (2)	7.6	(2.9)	4.7	0.2	(0.1)	0.1
Subtotal defined benefit plans	(40.1)	15.0	(25.1)	(62.9)	24.3	(38.6)

Foreign currency translation adjustments (1)
Sale of foreign subsidiary (3)	—	—	—	0.4	—	0.4

Derivative Instruments (1)
Foreign currency cash flow hedges(4)	(0.7)	0.3	(0.4)	—	—	—
Total reclassifications for the period	$(40.8)	$15.3	$(25.5)	$(62.5)	$24.3	$(38.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 13. Retirement Plans” for additional details.

(3)	Amount reflected in “Restructuring and other costs net” in the Consolidated Statements of Income.

(4)	These accumulated other comprehensive income components are included in net sales.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income, including the noncontrolling interest, for the years ended September 30, 2015, 2014 and 2013, is as follows (in millions):

Fiscal 2015	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(242.0)	$—	$(242.0)
Deferred loss on cash flow hedges	(2.6)	1.0	(1.6)
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.7	(0.3)	0.4
Net actuarial loss arising during period	(81.5)	28.9	(52.6)
Amortization and settlement recognition of net actuarial loss	48.1	(17.8)	30.3
Prior service cost arising during the period	(25.0)	9.6	(15.4)
Amortization of prior service credit	(7.5)	2.9	(4.6)
Consolidated other comprehensive loss	(309.8)	24.3	(285.5)
Less: Other comprehensive loss attributable to noncontrolling interests	0.6	—	0.6
Other comprehensive loss attributable to common stockholders	$(309.2)	$24.3	$(284.9)

Fiscal 2014	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(29.9)	$—	$(29.9)
Net actuarial loss arising during period	(333.3)	120.5	(212.8)
Amortization and settlement recognition of net actuarial loss	63.9	(24.5)	39.4
Prior service credit arising during period	12.4	(4.8)	7.6
Amortization of prior service credit	(0.2)	0.1	(0.1)
Consolidated other comprehensive loss	(287.1)	91.3	(195.8)
Less: Other comprehensive loss attributable to noncontrolling interests	1.1	—	1.1
Other comprehensive loss attributable to common stockholders	$(286.0)	$91.3	$(194.7)

Fiscal 2013	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(15.1)	$—	$(15.1)
Net actuarial gain arising during period	303.9	(119.8)	184.1
Amortization of net actuarial loss	39.3	(15.1)	24.2
Prior service credit arising during period	5.2	(2.0)	3.2
Amortization of prior service cost	1.5	(0.6)	0.9
Other adjustments	—	4.2	4.2
Consolidated other comprehensive income	334.8	(133.3)	201.5
Less: Other comprehensive income attributable to noncontrolling interests	(1.6)	—	(1.6)
Other comprehensive income attributable to common stockholders	$333.2	$(133.3)	$199.9

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2015	2014
Finished goods and work in process	$983.3	$421.8
Raw materials	697.4	465.7
Supplies and spare parts	333.3	225.3
Inventories at FIFO cost	2,014.0	1,112.8
LIFO reserve	(50.6)	(83.6)
Net inventories	$1,963.4	$1,029.2

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2015 and 2013, we reduced inventory quantities in some of our LIFO pools. This reduction results in a liquidation of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2015 and 2013 was not significant. In fiscal 2014 we had no LIFO layer liquidations.

In fiscal 2013, we identified spare parts that were not recorded in inventory in the mills that were acquired in the Smurfit-Stone Acquisition. We initiated a project to systematically identify, count and value the spare parts from the containerboard mills. As a result, we recorded reductions of cost of goods sold of $6.7 million, $32.3 million and $12.2 million in fiscal 2015, 2014 and fiscal 2013, respectively, for the incremental parts which we believe predominantly existed at the mills at the time of the acquisition since we were beyond the measurement period. We completed the project in fiscal 2015.

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2015	2014
Property, plant and equipment at cost:
Land and buildings	$2,336.8	$1,280.5
Machinery and equipment	10,066.6	7,076.2
Forestlands and mineral rights	161.3	—
Transportation equipment	20.3	15.8
Leasehold improvements	60.7	25.0
	12,645.7	8,397.5
Less accumulated depreciation and amortization	(3,049.0)	(2,564.9)
Net property, plant and equipment, net	$9,596.7	$5,832.6

Depreciation expense for fiscal 2015, 2014 and 2013 was $589.8 million, $481.7 million and $461.3 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Merger and Acquisitions

The Combination

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly owned subsidiaries of WestRock. RockTenn is the accounting acquirer. We believe the Combination will combine two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

The consideration for the Combination was $8,286.7 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of our Common Stock and approximately $667.8 million in cash. At the effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of our Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of our Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the consideration was approximately $210.9 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The amount related to post-combination service will be expensed over the remaining service period of the awards.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances, including decisions around which foreign subsidiaries earnings will be considered permanently reinvested, thus, the allocation of the purchase price is preliminary and subject to material revision. See “Note 12. Income Taxes.” Subsequent to the Combination, we have aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. See “Note 18. Segment Information.”

Opening balance effective July 1, 2015 (in millions):

Cash and cash equivalents	$265.7
Current assets, excluding cash and cash equivalents	1,858.8
Property, plant and equipment	3,991.5
Prepaid pension asset	1,407.8
Goodwill	3,817.3
Intangible assets	2,994.2
Restricted assets held by special purpose entities	1,302.0
Other long-term assets	363.8
Total assets acquired	16,001.1

Current portion of debt	62.3
Current liabilities	1,099.4
Long-term debt due after one year	2,090.6
Non-recourse liabilities held by special purpose entities	1,181.0
Accrued pension and other long-term benefits	235.1
Deferred income tax liabilities	2,366.7
Other long-term liabilities	520.0
Noncontrolling interest	159.3
Total liabilities and noncontrolling interest assumed	7,714.4

Net assets acquired	$8,286.7
The preliminary estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization and increased vertical integration and

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

synergistic opportunities) and the assembled work force of MWV. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes. See “Note 19. Segment Information” for the allocation of goodwill.

The following table summarizes the weighted average life and gross carrying amount relating to intangible assets recognized in the Combination, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	19.2	$2,881.7
Patents	9.8	57.2
Trademarks	4.5	52.9
Favorable contracts	8.2	2.4
Total	18.8	$2,994.2

None of the intangibles has significant residual value. The intangibles are expected to be amortized over estimated useful lives ranging from 1 to 20 years based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable.

The preliminary allocation of the consideration for the Combination also includes, among other things, $38.5 million of unfavorable contracts which will be amortized over 1 to 9 years and a $346.2 million adjustment to increase the carrying value of the debt assumed to fair value, the adjustment will be amortized over 1 to 32 years.

The following unaudited pro forma information reflects our consolidated results of operations as if the Combination had taken place on October 1, 2013. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the Combination, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in millions).

	Year Ended September 30,
	2015	2014
	(Unaudited)
Net sales	$15,345.9	$15,383.5
Net income attributable to common stockholders	$666.3	$502.9

Fiscal 2015 revenues associated with the MWV operations received in the Combination since the Closing Date were $1,323.6 million. Disclosure of earnings associated with these operations since the Closing Date for fiscal 2015 is not practicable as it is not being operated as a standalone business.

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expect to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets including contracts assumed; and interest expense on acquisition related debt.

Unaudited pro forma earnings for fiscal 2015 were adjusted to exclude $126.7 million of acquisition related costs which primarily consist of advisory, legal, accounting, valuation, other professional or consulting fees and change in control related acceleration of stock-based compensation, $71.6 million of inventory step-up expense, net of related LIFO impact and $2.6 million of loss on extinguishment of debt. The fiscal 2014 earnings have been adjusted to include the impact of the expenses noted above for fiscal 2015 in order to present the unaudited pro forma financial information as if the transaction had occurred on October 1, 2013, as well as $16.6 million of additional inventory step-up expense, net of expected related LIFO impact for items not sold at September 30, 2015. Included in earnings for fiscal 2015 are $75.5 million of integration related costs related to the Combination which primarily consist of severance and other employee costs and professional services.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AGI In-Store

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash acquired of $0.5 million and the collection of a previously estimated working capital settlement. No debt was assumed. We acquired the AGI In-Store business as we believe it supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and has enhanced cross-selling opportunities and bolster our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our consolidated financial statements in our Consumer Packaging segment. The purchase price allocation for the acquisition included $26.0 million of customer relationship intangible assets, $13.2 million of goodwill and $5.9 million of liabilities. We are amortizing the customer relationship intangibles over 5 to 10.5 years on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of AGI In-Store. We made an election under section 338(h)(10) of the Code that increased the tax basis in the acquired assets. The goodwill and intangibles will be amortizable for income tax purposes.

Tacoma Mill

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $343.2 million including an estimate of the expected working capital settlement. The purchase price was increased $2.6 million during the third quarter of fiscal 2015, the offset to which was primarily goodwill. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment. The purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract asset, $14.6 million of customer relationship intangible assets, $31.4 million of goodwill and $28.7 million of liabilities. We are amortizing the electrical cogeneration contract asset over the contract life of 7.2 years and the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma mill. The goodwill and intangibles will be amortizable for income tax purposes.

NPG

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. We acquired the NPG business as we believe it is a strong strategic fit that has strengthened our displays business. We have included the results of NPG’s operations in our consolidated financial statements in our Consumer Packaging segment. The final purchase price allocation for the acquisition included $14.5 million of customer relationship intangible assets, $27.9 million of goodwill and $19.5 million of liabilities including approximately $0.6 million in debt. We are amortizing the customer relationship intangibles over 9 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of NPG. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

Note 7.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $147.4 million, $55.6 million and $78.0 million for fiscal 2015, 2014 and 2013, respectively. Of these costs, $13.4 million, $10.2 million and $18.6 million were non-cash for fiscal 2015, 2014 and 2013, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition or integration can vary. We discuss these charges in more detail below.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we transfer a substantial portion of each plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Related Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Fiscal 2015	$1.3	$0.4	$1.1	$3.0	$2.2	$8.0
	Fiscal 2014	8.9	0.9	3.3	5.2	4.1	22.4
	Fiscal 2013	15.9	24.7	5.2	5.5	2.5	53.8
	Cumulative	44.5	30.9	9.6	16.4	14.1	115.5
	Expected Total	45.2	30.9	9.7	17.8	14.8	118.4
Consumer Packaging(c)	Fiscal 2015	0.9	1.8	0.5	0.9	0.3	4.4
	Fiscal 2014	1.3	1.1	—	0.1	0.2	2.7
	Fiscal 2013	2.7	0.8	0.2	0.2	—	3.9
	Cumulative	5.5	3.7	1.1	1.2	0.5	12.0
	Expected Total	5.5	3.7	1.1	1.2	0.5	12.0
Other(d)	Fiscal 2015	—	—	—	—	135.0	135.0
	Fiscal 2014	—	—	—	—	30.5	30.5
	Fiscal 2013	—	—	—	—	20.3	20.3
	Cumulative	—	—	—	—	280.8	280.8
	Expected Total	—	—	—	—	280.8	280.8
Total	Fiscal 2015	$2.2	$2.2	$1.6	$3.9	$137.5	$147.4
	Fiscal 2014	$10.2	$2.0	$3.3	$5.3	$34.8	$55.6
	Fiscal 2013	$18.6	$25.5	$5.4	$5.7	$22.8	$78.0
	Cumulative	$50.0	$34.6	$10.7	$17.6	$295.4	$408.3
	Expected Total	$50.7	$34.6	$10.8	$19.0	$296.1	$411.2

(a)
We have defined “Net property, plant and equipment” as used in this Note 7 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(b)
The Corrugated Packaging segment related charges in the last three fiscal years are primarily associated with facilities acquired in the Smurfit-Stone Acquisition. The Corrugated Packaging segment related charges in fiscal 2015 are primarily associated with the closure of one recycled collection facility and on-going closure costs at other previously closed facilities. The Corrugated Packaging segment related charges in fiscal 2014 are primarily associated with the closure of one corrugated container plant, one collection facility and on-going closure costs and fair value adjustments for assets at previously closed facilities which were partially offset by gains on sale of previously closed facilities. The Corrugated Packaging segment related charges in fiscal 2013 were primarily associated with the closure of seven corrugated container plants, the closure of nine recycled collection facilities, on-going closure costs at previously closed facilities including the Matane, Quebec containerboard mill which were partially offset by gains on the sale of previously closed facilities.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative charges are primarily associated with the cumulative closure of corrugated container plants and recycled collection facilities acquired in the Smurfit-Stone Acquisition, the closure of the Matane, Quebec containerboard mill and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment related charges in fiscal 2015 are primarily associated with the closure of one folding carton facility, one merchandising display facility, and on-going closure costs at other previously closed facilities. The Consumer Packaging segment related charges in fiscal 2014 are primarily associated with our Cincinnati, OH specialty recycled paperboard mill and on-going closure costs for previously closed converting facilities. The Consumer Packaging segment related charges in fiscal 2013 were primarily associated with the closure of a converting facility and on-going closure costs for previously closed facilities. The cumulative charges primarily reflect our Cincinnati, OH specialty recycled paperboard mill, three converting facilities and one merchandising displays facility. We have transferred a substantial portion of each closed facility's production to our other facilities.

(d)
The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate, including the “Other Costs” column that primarily reflect costs incurred as a result of the Combination and Smurfit-Stone Acquisition. The pre-tax charges in the “Other” segment are summarized below (in millions):

	Acquisition Expense / (Income)	Integration Expenses	Divestiture Expenses	Total
Fiscal 2015	$44.4	$84.3	$6.3	$135.0
Fiscal 2014	7.5	23.0	—	30.5
Fiscal 2013	(3.6)	23.9	—	20.3

Acquisition expenses include expenses associated with mergers, acquisitions and other business combinations, whether consummated or not, as well as litigation expenses associated with mergers, acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate merger and acquisition integration, such as information systems integration costs, lease expense and other costs. Divestiture expenses are primarily associated with costs incurred to support the Specialty Chemicals segment separation and consist primarily of advisory, legal, accounting and other professional fees. Due to the complexity and duration of the integration activities, the precise amount expected to be incurred has not been quantified above. We expect integration activities to continue for the next two fiscal years.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Consolidated Statements of Income for fiscal 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Accrual at beginning of fiscal year	$10.9	$21.8	$22.7
Accruals acquired in merger	2.9	—	—
Additional accruals	37.6	5.0	18.7
Payments	(31.4)	(14.1)	(20.6)
Adjustment to accruals	1.4	(1.8)	1.0
Accrual at end of fiscal year	$21.4	$10.9	$21.8

Reconciliation of accruals and charges to restructuring and other costs, net:
	2015	2014	2013
Additional accruals and adjustments to accruals (see table above)	$39.0	$3.2	$19.7
Acquisition expense (income)	44.4	7.5	(3.6)
Integration expenses	49.2	23.4	22.8
Divestiture expenses	6.3	—	—
Net property, plant and equipment	2.2	10.2	18.6
Severance and other employee costs	0.3	0.6	10.1
Equipment and inventory relocation costs	1.6	3.3	5.4
Facility carrying costs	3.9	5.3	5.7
Other expense (income)	0.5	2.1	(0.7)
Total restructuring and other costs, net	$147.4	$55.6	$78.0

Note 8.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions, except weighted avg. life):

		September 30,
		2015		2014
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	18.1	$3,811.8	$(426.1)	$929.8	$(308.3)
Favorable contracts	8.8	48.6	(22.1)	46.6	(17.5)
Technology and patents	9.2	71.6	(9.8)	14.3	(6.5)
Trademarks and tradenames	13.1	83.0	(17.1)	30.1	(13.2)
License costs	8.9	19.9	(7.6)	19.9	(4.1)
Total	17.7	$4,034.9	$(482.7)	$1,040.7	$(349.6)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2015, 2014 and 2013, intangible amortization expense was $141.7 million, $92.5 million and $80.7 million, respectively. The intangible amortization expense is primarily recorded as SG&A intangible amortization. Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2016	$260.3
Fiscal 2017	258.1
Fiscal 2018	257.9
Fiscal 2019	256.7
Fiscal 2020	244.8

Note 9.	Debt

In connection with the Combination, the public bonds of RockTenn and MWV are guaranteed by WestRock and have cross-guarantees by MWV and RockTenn. The IDBs associated with the MWV capital leases are guaranteed by WestRock. At September 30, 2015, our Credit Facility and public bonds were unsecured. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt.

The following were individual components of debt (in millions):

	September 30, 2015		September 30, 2014
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
U.S. Dollar Denominated Fixed Rate Debt:
Notes due fiscal 2017 to 2022	$1,672.2	3.8%	$1,097.1	4.3%
Notes due fiscal 2023 to 2027	436.8	4.4%	347.0	4.0%
Notes due fiscal 2030 to 2033	1,002.8	4.6%	—	N/A
Notes due fiscal 2037 to 2047	180.1	5.9%	—	N/A

U.S. Dollar Denominated Floating Rate Debt:
Term loan facilities	1,794.7	1.4%	947.5	1.3%
Revolving credit and swing facilities	64.1	2.6%	120.3	2.7%
Receivables-backed financing facility	198.0	0.9%	460.0	0.9%

Capital lease obligations	165.9	5.7%	0.5	8.0%

International and other debt	117.8	6.9%	12.3	4.3%
Total debt	5,632.4	3.3%	2,984.7	2.7%
Less current portion of debt	74.1		132.6
Long-term debt due after one year	$5,558.3		$2,852.1

The carrying value of the Company’s long-term debt includes the fair value step-up of debt acquired in the Combination. At September 30, 2015, the unamortized fair market value step-up was $340.9 million, which will be amortized over a weighted average remaining life of 13.6 years. The weighted average interest rate also includes the fair value step up. Excluding the step-up, the weighted average interest rate on total debt was 4.28%. At September 30, 2015, we had $41.3 million of outstanding letters of credit not drawn upon. During fiscal 2015, 2014 and 2013, amortization of debt issuance costs charged to interest expense was $9.3 million, $10.3 million and $10.2 million, respectively. The estimated fair value of our debt was approximately $5.7 billion and $3.1 billion as of September 30, 2015 and September 30, 2014, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates and are categorized as level 2 within the fair value hierarchy. At September

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30, 2015, we had approximately $3.4 billion of availability under our credit facilities, which may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases.

Term Loan Facilities and Revolving Credit Facility

On September 27, 2012, we entered into a credit agreement with an original maximum principal amount of approximately $2.7 billion before scheduled payments. The credit agreement included a $1.475 billion, 5-year revolving credit facility and a $1.223 billion, 5-year term loan facility. In connection with the Combination, we repaid the amounts outstanding with proceeds from our new credit facilities.

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which can be drawn on a delayed draw basis not later than nine months after the closing of the Credit Agreement in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). Certain proceeds of the Credit Facility were used to repay certain indebtedness of the Company’s subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination. The Credit Facility is guaranteed by RockTenn and MWV, which became wholly owned subsidiaries of WestRock following the consummation of the Combination.

Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and Pound Sterling. Additionally, the Company may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility.

At our option, loans issued under the Credit Facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.125% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.125% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.00% per annum and LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.00% per annum and the alternate base rate plus 0.50% per annum), based upon the Company’s corporate credit ratings or the Leverage Ratio (as defined in the Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, the Company will be required to pay fees that will fluctuate between 0.125% per annum to 0.25% per annum on the unused amount of the revolving credit facility, based upon the Company’s corporate credit ratings or the Leverage Ratio (whichever yields a lower fee) at such time. Loans under the Credit Facility may be prepaid at any time without premium.

The Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including: financial covenants (including maintenance of a maximum consolidated debt to capitalization ratio and a minimum consolidated interest coverage ratio, as defined in the Credit Agreement) and limitations on liens, additional indebtedness and asset sales and mergers. The Credit Agreement also contains usual and customary events of default, including: non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; default on other material debt; bankruptcy or insolvency; incurrence of certain material ERISA liabilities; material judgments; impairment of loan documentation; change of control; and material breach of obligations under securitization programs.

Also, on July 1, 2015, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600 million (the “Farm Credit Facility”). The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV.

Receivables-Backed Financing Facility

On September 15, 2014, we amended our Receivables Facility and extended the maturity date from December 18, 2015 to October 24, 2017, and continued the size of the facility at $700 million. The amendment reduced the credit spread for the used portion of the facility from 0.75% to 0.70% and made minor amendments to the process of calculating the Borrowing Base (as defined in the Receivables Facility). Prior to the Combination, our Receivables Facility included a “change of control” default/termination provision and, accordingly, we amended the facility in connection with the Combination to allow for the change of control and to make other immaterial amendments. In September 2015, we amended the Receivables Financing Facility to reflect

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

name changes of certain legal entities as well as other minor items. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and continues to allow for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions from an earlier August 30, 2013 amendment: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 0.9% and 0.9% as of September 30, 2015 and September 30, 2014, respectively. The commitment fee for this facility was 0.25% and 0.25% as of September 30, 2015 and September 30, 2014, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly. We are in compliance with all of these covenants. At September 30, 2015 and September 30, 2014, we had $198.0 million and $460.0 million of our maximum available borrowings of $555.4 million and $647.7 million, respectively, outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2015 was approximately $741.7 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement.

Public Bonds and Other Indebtedness

In connection with the Combination, we increased the value of debt assumed by $346.2 million to reflect the debt at fair value. At September 30, 2015, the unamortized fair market value step-up was $340.9 million, which will be amortized over a weighted average remaining life of 13.6 years. On September 30, 2015 the face value of our public bonds and capital lease obligations outstanding were $3.1 billion with a weighted average interest rate of 6.1%. The range of due dates on our public bonds are called out in the table above, and our capital lease obligations are primarily due in fiscal 2026 to 2035. Our international debt is primarily in Brazil, China and India.

As of September 30, 2015, the aggregate maturities of debt, excluding capital lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2016	$70.3
Fiscal 2017	253.6
Fiscal 2018	305.2
Fiscal 2019	712.2
Fiscal 2020	1,447.8
Thereafter	2,361.5
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	315.9
Total	$5,466.5

As of September 30, 2015, the aggregate maturities of capital lease obligations for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2016	$3.8
Fiscal 2017	4.0
Fiscal 2018	2.5
Fiscal 2019	1.8
Fiscal 2020	1.1
Thereafter	145.8
Fair value step-up	6.9
Total	$165.9

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

We have, or from time to time may have, Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities. Other than our Supplemental Plans and our pension and postretirement assets and liabilities disclosed in “Note 13. Retirement Plans” and the fair value of our long-term debt disclosed in “Note 9. Debt”, the fair value of these items is not significant.

Accounts Receivable Sales Agreement

During the first quarter of fiscal 2014, we entered into an agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party (the “A/R Sales Agreement”). Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On February 3, 2014, the A/R Sales Agreement was amended to increase the maximum amount of receivables that may be sold at any point in time to $205.0 million. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $300.0 million. In September 2015, we amended the A/R Sales Agreement to reflect name changes of certain of our legal entities following the Combination, to increase customer sub-limits as well as other minor items.

The following table represents a summary of the activity under the A/R Sales Agreement for fiscal 2015 and 2014 (in millions):

	2015	2014
Balance at beginning of fiscal year	$10.4	$—
Receivables sold and derecognized	1,222.0	814.7
Receivables collected by third party institution	(1,130.4)	(667.7)
Cash proceeds from financial institution	(96.2)	(136.6)
Receivable from financial institution at end of fiscal year	$5.8	$10.4

Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. At September 30, 2015 and September 30, 2014, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11.	Operating Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2015, future minimum lease payments under all noncancelable operating leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2016	$85.7
Fiscal 2017	69.3
Fiscal 2018	58.2
Fiscal 2019	47.0
Fiscal 2020	40.4
Thereafter	126.9
Total future minimum lease payments	$427.5

Rental expense for the years ended September 30, 2015, 2014 and 2013 was approximately $148.9 million, $112.3 million and $101.5 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.

Note 12.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
United States	$607.1	$665.2	$636.5
Foreign	155.2	105.1	74.2
Income before income taxes	$762.3	$770.3	$710.7

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes consists of the following components (in millions):

	Year Ended September 30,
	2015	2014	2013
Current income taxes:
Federal	$42.3	$19.9	$(8.3)
State	8.1	15.2	23.7
Foreign	38.7	(0.7)	7.1
Total current	89.1	34.4	22.5
Deferred income taxes:
Federal	157.8	201.8	(44.6)
State	(4.9)	19.9	2.6
Foreign	8.5	30.4	(2.3)
Total deferred	161.4	252.1	(44.3)
Provision (benefit) for income taxes	$250.5	$286.5	$(21.8)

The differences between the statutory federal income tax rate and our effective income tax rate are as follows:

	Year Ended September 30,
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.5)	(1.3)	(1.9)
Adjustment and resolution of federal, state and foreign tax uncertainties	0.3	0.4	(35.9)
State taxes, net of federal benefit	2.0	2.0	3.3
Research and development and other tax credits, net of valuation allowances	(0.1)	0.1	(1.4)
Income attributable to noncontrolling interest	(0.5)	(0.1)	(0.2)
Domestic manufacturer’s deduction	(2.6)	(0.4)	—
State of New York tax law change, net of valuation allowance	—	1.2	—
Change in valuation allowance	(0.6)	0.7	(0.7)
Nondeductible transaction costs	1.0	—	—
Other, net	(0.1)	(0.4)	(1.3)
Effective tax (benefit) rate	32.9%	37.2%	(3.1)%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2015	2014
Deferred income tax assets:
Accruals and allowances	$33.9	$7.8
Employee related accruals and allowances	224.9	96.7
Pension obligations	—	358.5
State net operating loss carryforwards	92.7	62.4
State credit carryforwards, net of federal benefit	56.3	55.0
Federal tax credit carryforwards	213.8	228.9
Foreign net operating loss carryforwards	65.5	7.9
Restricted stock and options	63.1	38.1
Other	18.4	1.3
Total	768.6	856.6
Deferred income tax liabilities:
Property, plant and equipment	2,215.2	1,430.0
Deductible intangibles and goodwill	1,182.8	278.0
Inventory reserves	178.4	73.0
Deferred gain	444.1	—
Pension obligations	141.4	—
Other	1.0	0.6
Total	4,162.9	1,781.6
Valuation allowances	100.2	65.1
Net deferred income tax liability	$3,494.5	$990.1

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2015	2014
Current deferred tax asset	$13.2	$141.1
Current deferred tax liability	9.8	—
Long-term deferred tax asset	42.7	1.6
Long-term deferred tax liability	3,540.6	1,132.8
Net deferred income tax liability	$3,494.5	$990.1

At September 30, 2015 and September 30, 2014, we had gross federal net operating losses of approximately $1.8 million and $7.2 million. These loss carryforwards generally expire between fiscal 2029 and 2033.

In fiscal 2015, we utilized our remaining federal CBPC carryforwards, which were $138.6 million at September 30, 2014. At September 30, 2015 and September 30, 2014, we had alternative minimum tax credits of $197.5 million and $78.9 million, respectively. Under current tax law, the alternative minimum tax credit carryforwards do not expire. At September 30, 2015 and September 30, 2014, we had various other federal credit carryforwards of $16.3 million and $11.4 million, respectively, which expire between fiscal 2019 and 2035.

At September 30, 2015 and September 30, 2014, gross net operating losses, for state and local tax reporting purposes, of approximately $2,119 million and $1,418 million, respectively, were available for carryforward. These loss carryforwards generally expire between fiscal 2016 and 2035. The tax effected values of these net operating losses are $92.7 million and $62.4 million at

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2015 and 2014, respectively, exclusive of valuation allowances of $10.4 million and $9.6 million at September 30, 2015 and 2014, respectively.

At September 30, 2015 and September 30, 2014, gross net operating losses for foreign reporting purposes of approximately $233.1 million and $36.6 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2016 and 2034, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $65.5 million and $7.9 million at September 30, 2015 and 2014, respectively, exclusive of valuation allowances of $41.1 million and $4.7 million at September 30, 2015 and 2014, respectively.

At September 30, 2015 and 2014, certain allowable state tax credits were available for carryforward. Accordingly, $56.3 million and $55.0 million have been recorded as deferred income tax assets at September 30, 2015 and 2014, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $48.7 million and $50.8 million at September 30, 2015 and 2014, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. On March 31, 2014, the State of New York enacted an income tax law which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset related to a credit carryforward to no longer have any value. Therefore, a full valuation allowance was recorded against our New York state credit carryforwards as it is more likely than not that they will not be utilized.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Balance at beginning of fiscal year	$65.1	$36.2	$42.3
Charges to costs and expenses	2.7	31.7	3.6
Allowances related to merger (1)	40.0	—	—
Deductions	(7.6)	(2.8)	(9.7)
Balance at end of fiscal year	$100.2	$65.1	$36.2

(1)	Adjustments in fiscal 2015 related to the Combination

Consistent with prior years, we have considered a portion of our earnings from certain foreign legacy RockTenn subsidiaries as subject to repatriation and we provide for taxes accordingly. However, as a result of the Combination, we continue to evaluate our position with respect to the earnings of legacy MWV foreign subsidiaries and whether or not these earnings are considered permanently reinvested as the purchase price allocation is preliminary. Accordingly, we have not provided for any incremental U.S. taxes that would be due upon the repatriation of these earnings. With respect to the unremitted earnings of legacy MWV foreign subsidiaries, related to the post-merger period, we expect to be permanently reinvested for earnings during the year ended September 30, 2015.

As of September 30, 2015, we estimate our outside basis difference in legacy RockTenn foreign subsidiaries that are considered permanently reinvested to be approximately $198.4 million. We have not provided for any incremental U.S. taxes that would be due upon the repatriation of those earnings. However, in the event of a distribution in the form of dividends or otherwise, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. As of September 30, 2015, the determination of the deferred tax liability is not practicable.

As of September 30, 2015, the total amount of unrecognized tax benefits was approximately $106.6 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $98.6 million would benefit the effective tax rate. We continue to evaluate unrecognized tax benefits arising from the Combination and additional adjustments may be recorded. As of September 30, 2014, the total amount of unrecognized tax benefits was approximately $36.5 million, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $29.9 million would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2015	2014	2013
Balance at beginning of fiscal year	$36.5	$21.3	$289.7
Additions related to merger(1)	82.9	—	—
Additions for tax positions taken in current year	2.4	14.8	2.6
Additions (reductions) for tax positions taken in prior fiscal years	(3.7)	1.0	(268.5)
Reductions due to settlements	—	—	(0.2)
Additions (reductions) for currency translation adjustments	(11.5)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(0.6)	(2.3)
Balance at end of fiscal year	$106.6	$36.5	$21.3

(1)	Adjustments in fiscal 2015 related to the Combination

The decrease in the gross unrecognized tax benefits during fiscal 2013 is primarily related to the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition. The benefit to deferred tax expense was recorded as the IRS completed its examination of Smurfit-Stone's 2009 tax return.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of September 30, 2015 and September 30, 2014, we had a recorded liability of $47.4 million and $0.5 million, respectively, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2015, 2014 and 2013 include expense of $2.9 million, income of $0.5 million and income of $0.7 million, respectively, related to estimated interest and penalties related to the liability for unrecognized tax benefits.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2009. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 13.	Retirement Plans

We have defined benefit pension plans and other postretirement plans for certain U.S. and non-U.S. employees. These plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, under several labor contracts, we make payments, based on hours worked, into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our executives and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in our principal pension plan. The postretirement plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Additionally, on July 30, 2015, WestRock approved changes to freeze the WestRock Company Consolidated Pension Plan for the remaining U.S. salaried and non-union hourly employees subject to certain grandfathering. Affected employees will continue to accrue a benefit through December 31, 2015, except for employees in the legacy MWV U.S. qualified defined benefit pension plans that meet the criteria for grandfathering. Those employees meeting a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, will be grandfathered and continue to accrue a benefit until December 31, 2020 or

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their termination date, if earlier. The new WestRock retirement program for U.S. salaried and non-union hourly employees will be a defined contribution benefit.

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our defined benefit Investment Committee meets at least four times a year with our investment advisors to review each management firm’s performance and monitor their compliance with their stated goals, our investment policy and applicable regulatory requirements in the U.S. and Canada.

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. After we consulted with our actuary and investment advisors, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Target Allocations

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Equity investments	10%	39%	28%	29%
Fixed income investments	78%	36%	59%	58%
Short-term investments	1%	2%	1%	1%
Other investments	11%	23%	12%	12%

Our asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Equity investments	9%	32%	28%	29%
Fixed income investments	77%	38%	59%	57%
Short-term investments	3%	11%	1%	2%
Other investments	11%	19%	12%	12%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of ERISA as well as applicable legislation in Canada and other foreign countries. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisor and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We use a September 30 measurement date. We currently expect to contribute approximately $52 million to our defined benefit pension plans in fiscal 2016. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.70%	3.89%	4.54%	4.00%
Rate of compensation increase	2.50%	3.10%	2.26%	3.00%

We determine the discount rate with the assistance of actuaries. At September 30, 2015, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2015 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the increase in compensation levels is reviewed periodically and the assumption is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2016, our expected rate of return used to determine net periodic benefit cost is 5.88% for our U.S. plans and 6.34% for our non-U.S. plans. Our 2016 rates of return are based on an analysis of our long-term expected rate of return and our current asset allocation.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings, which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Income. The impact of the settlement is included in the net periodic pension cost table below. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive income.

In the first quarter of fiscal 2015, we entered into a master agreement with the United Steelworkers Union that applied to substantially all of our legacy RockTenn facilities they represent. The agreement has a six year term and covers a number of specific items such as wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms.

We partially settled obligations of certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit during the fourth quarter of fiscal 2014. Eligible former employees whose present value of future pension benefits exceed a certain minimum threshold had the option to either voluntarily accept or not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $248.8 million accepted the offer. Lump sum payments of $210.2 million were made out of existing plan assets. As a result of the settlement and remeasurement, we recorded a $38.6 million gain to other comprehensive income and a non-cash pre-tax charge to earnings of $47.9 million. The impact of the settlement is included in the change in benefit obligation, change in plan assets, net periodic pension cost and change in other comprehensive income tables that follow.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Pension Plans
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation
Benefit obligation at beginning of fiscal year	$3,606.5	$964.1	$3,547.4	$976.8
Service cost	39.4	5.3	21.7	4.8
Interest cost	183.4	34.7	175.4	41.1
Amendments	26.5	—	0.9	—
Actuarial (gain) loss	(100.2)	(1.7)	285.2	87.9
Plan participant contributions	—	1.7	—	2.2
Special termination benefits	9.1	—	—	—
Benefits paid	(232.6)	(59.6)	(188.0)	(70.5)
Business combinations	2,758.0	74.5	—	—
Curtailments	(31.9)	—	—	—
Settlements	(135.9)	—	(236.1)	(0.1)
Foreign currency rate changes	—	(153.9)	—	(78.1)
Benefit obligation at end of fiscal year	$6,122.3	$865.1	$3,606.5	$964.1
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$2,676.2	$802.5	$2,700.9	$821.8
Actual gain on plan assets	48.6	25.0	209.3	80.7
Employer contributions	110.6	32.1	190.1	34.6
Plan participant contributions	—	1.7	—	2.2
Benefits paid	(232.6)	(59.6)	(188.0)	(70.5)
Business combinations	4,014.7	41.5	—	—
Settlements	(135.9)	—	(236.1)	(0.1)
Foreign currency rate changes	—	(131.4)	—	(66.2)
Fair value of plan assets at end of fiscal year	$6,481.6	$711.8	$2,676.2	$802.5
Funded status	$359.3	$(153.3)	$(930.3)	$(161.6)
Amounts recognized in consolidated balance sheet:
Non-current assets	$524.2	$8.7	$—	$—
Other current liability	(9.8)	(1.0)	(1.0)	—
Accrued pension and other long-term benefits	(155.1)	(161.0)	(929.3)	(161.6)
Over (under) funded status at end of fiscal year	$359.3	$(153.3)	$(930.3)	$(161.6)

The U.S. pension plans were in a net over funded position at September 30, 2015 due to the Combination. However, certain U.S. plans have benefit obligations in excess of plan assets. These plans have aggregate projected benefit obligations of $194.6 million, aggregate accumulated benefit obligations of $188.7 million, and aggregate fair value of plan assets of $29.7 million at September 30, 2015.

The accumulated benefit obligation of U.S. and non-U.S pension plans was $6,945.1 million and $4,529.3 million at September 30, 2015 and 2014, respectively. At September 30, 2014, no individual plan had a fair value of plan assets which exceeded its accumulated benefit obligation.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including the noncontrolling interest, consist of (in millions):

	Pension Plans
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$686.5	$170.8	$667.9	$152.8
Prior service cost	30.5	0.5	7.0	0.5
Total accumulated other comprehensive loss	$717.0	$171.3	$674.9	$153.3

The pre-tax amounts recognized in other comprehensive loss (income), including the noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2015	2014	2013
Net actuarial loss (gain) arising during period	$85.9	$335.2	$(286.6)
Amortization and settlement recognition of net actuarial loss	(49.2)	(65.7)	(39.3)
Prior service cost arising during period	26.4	0.9	4.1
Amortization of prior service cost	(3.0)	(1.2)	(1.2)
Net other comprehensive loss (income) recognized	$60.1	$269.2	$(323.0)

The net periodic pension cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2015	2014	2013
Service cost	$44.7	$26.5	$35.1
Interest cost	218.1	216.5	199.7
Expected return on plan assets	(292.9)	(252.9)	(247.3)
Amortization of net actuarial loss	29.0	17.8	38.9
Amortization of prior service cost	3.0	1.2	1.2
Settlement loss	20.2	47.9	0.4
Special termination benefits	9.1	—	—
Company defined benefit plan expense	31.2	57.0	28.0
Multiemployer and other plans	5.6	6.2	20.3
Net pension cost	$36.8	$63.2	$48.3

The fiscal 2015 special termination benefits were recorded to restructuring in connection with the Combination, and should be excluded from the calculation of pension funding more than expense.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2015		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.52%	4.00%	5.18%	4.56%	4.20%	4.14%
Rate of compensation increase	2.54%	3.00%	2.15%	3.12%	2.19%	3.12%
Expected long-term rate of return on plan assets	7.11%	6.88%	7.50%	6.88%	7.50%	6.88%

In fiscal 2015, for our U.S. pension and postretirement plans, we considered the latest mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2014 mortality tables with a gender and job classification specific increase, and applied an improvement scale with generational improvements that is generally based on Social Security Administration analysis and assumptions. The increases are 6% for all males, 13% for white collar females, and 19% for blue collar females. In fiscal 2015, our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied CPM Improvement Scale B with generational improvements.

In fiscal 2014, for our U.S. pension and postretirement plans, we considered the new mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2000 mortality tables with a 5% increase, and applied Scale BB with generational improvements. For fiscal 2013, our U.S. plans utilized the RP-2000 mortality tables and applied Scale AA with generational improvements. In fiscal 2014, our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied CPM Improvement Scale B with generational improvements. For fiscal 2013, our Canadian plans utilized the 1994 Uninsured Pensioners (1994-UP) mortality tables and applied Scale AA with generational improvements.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2016 are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Actuarial loss	$3.8	$7.1
Prior service cost	3.8	0.1
Total	$7.6	$7.2

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2016	$400.7	$62.0
Fiscal 2017	408.9	55.7
Fiscal 2018	409.8	55.3
Fiscal 2019	413.5	55.7
Fiscal 2020	403.3	53.9
Fiscal Years 2021 – 2025	1,996.6	260.8

Postretirement Plans

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Income, which was subsequently adjusted in the third quarter of fiscal 2015 to $8.5 million. The aggregate postretirement benefit obligation decreased $0.6 million as a result of the curtailment.

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.70%	6.84%	4.54%	4.00%
Rate of compensation increase	N/A	3.10%	N/A	3.00%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Postretirement Plans
	2015		2014
Change in projected benefit obligation	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$66.0	$47.1	$83.0	$47.2
Service cost	0.7	0.3	0.9	0.3
Interest cost	3.3	2.1	3.7	2.0
Amendments	(1.1)	(0.2)	(13.3)	—
Actuarial (gain) loss	(3.9)	(0.5)	(5.7)	3.8
Plan participant contributions	2.3	—	3.8	—
Benefits paid	(12.0)	(2.2)	(12.6)	(2.2)
Business combinations	54.2	16.0	6.2	—
Foreign currency rate changes	—	(11.0)	—	(4.0)
Benefit obligation at end of fiscal year	$109.5	$51.6	$66.0	$47.1
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	9.7	2.2	8.8	2.2
Plan participant contributions	2.3	—	3.8	—
Benefits paid	(12.0)	(2.2)	(12.6)	(2.2)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Funded Status	$109.5	$51.6	$66.0	$47.1
Amounts recognized in the consolidated balance sheet:
Other current liability	$(15.4)	$(2.8)	$(8.4)	$(3.0)
Accrued pension and other long-term benefits	(94.1)	(48.8)	(57.6)	(44.1)
Under funded status at end of fiscal year	$(109.5)	$(51.6)	$(66.0)	$(47.1)

The pre-tax amounts in accumulated other comprehensive loss (income) at September 30 not yet recognized as components of net periodic pension cost, including the noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial gain	$(20.5)	$(0.8)	$(17.7)	$(0.3)
Prior service credit	(13.2)	(0.5)	(22.5)	(0.3)
Total accumulated other comprehensive income	$(33.7)	$(1.3)	$(40.2)	$(0.6)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive loss (income), including the noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2015	2014	2013
Net actuarial gain arising during period	$(4.4)	$(1.9)	$(17.3)
Amortization and settlement recognition of net actuarial gain	1.1	1.8	—
Prior service credit arising during period	(1.4)	(13.3)	(9.3)
Amortization or curtailment recognition of prior service credit (cost)	10.5	1.4	(0.3)
Net other comprehensive loss (income) recognized	$5.8	$(12.0)	$(26.9)

The net periodic postretirement cost recognized in the consolidated statements of income is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2015	2014	2013
Service cost	$1.0	$1.2	$1.6
Interest cost	5.4	5.7	6.5
Amortization of net actuarial gain	(1.1)	(1.8)	—
Amortization of prior service (credit) cost	(2.0)	(1.4)	0.3
Curtailment gain	(8.5)	—	(2.7)
Net postretirement cost	$(5.2)	$3.7	$5.7

The assumed health care cost trend rates used in measuring the APBO are as follows at September 30:

2015
U.S. Plans
Health care cost trend rate assumed for next year	8.63%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%
Year the rate reaches the ultimate trend rate	2030
Non-U.S. Plans
Health care cost trend rate assumed for next year	7.73%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.06%
Year the rate reaches the ultimate trend rate	2029

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of September 30, 2015 by approximately $7 million and would increase and decrease the annual net periodic postretirement benefit cost for 2015 by an immaterial amount.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2015		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.52%	4.00%	5.19%	4.56%	4.22%	4.14%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated (gains) losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2016 are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Actuarial (gain) loss	$(1.2)	$0.1
Prior service credit	(2.1)	(0.1)
Total	$(3.3)	$—

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2016	$15.4	$2.8
Fiscal 2017	12.2	2.9
Fiscal 2018	10.9	3.0
Fiscal 2019	10.4	3.1
Fiscal 2020	9.9	3.1
Fiscal Years 2021 – 2025	40.8	16.9

The following tables summarize our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2015 and September 30, 2014 (in millions):

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$169.1	$168.2	$0.9	$—
Non-U.S. equities(a)	532.2	79.3	452.9	—
Hedged equities(a)	82.6	—	82.6	—
Fixed income securities:
U.S. government securities(b)	1,791.4	—	1,791.4	—
Non-U.S. government securities(c)	176.1	4.5	171.6	—
U.S. corporate bonds(c)	2,435.2	8.1	2,427.0	0.1
Non-U.S. corporate bonds(c)	616.4	8.6	607.8	—
Mortgage-backed securities(c)	90.0	—	90.0	—
Other fixed income(d)	308.3	—	308.3	—
Short-term investments(e)	213.2	213.2	—	—
Other investments:
Alternative investments(f)	720.2	—	327.9	392.3
Global multi-asset investments (g)	58.7	—	58.7	—
	$7,193.4	$481.9	$6,319.1	$392.4

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$179.0	$179.0	$—	$—
Non-U.S. equities(a)	620.5	76.4	544.1	—
Hedged equities(a)	276.4	—	276.4	—
Fixed income securities:
U.S. government securities(b)	100.0	—	100.0	—
Non-U.S. government securities(c)	124.9	30.7	94.2	—
U.S. corporate bonds(c)	643.8	61.7	582.1	—
Non-U.S. corporate bonds(c)	346.6	48.5	298.1	—
Mortgage-backed securities(c)	24.3	—	24.3	—
Other fixed income(d)	234.0	—	234.0	—
Short-term investments(e)	309.9	309.9	—	—
Other investments:
Alternative investments(f)	365.5	—	324.9	40.6
Global multi-asset investments (g)	253.8	—	253.8	—
	$3,478.7	$706.2	$2,731.9	$40.6

(a)
Equity securities are comprised of the following investment types: (i) common stock; (ii) preferred stock; (iii) equity exchange traded funds; (iv) hedged equity investments and (v) commingled equity funds. Level 1 investments in common and preferred stocks and exchange traded funds are valued using quoted market prices multiplied by the number of shares owned. The level 2 hedged equity investment is a commingled fund that consists primarily of equity indexed investments which are hedged by options and also holds collateral in the form of short term treasury securities. The commingled fund investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

(b)	U.S. government securities include treasury and agency debt. These investments are valued using broker quotes in an active market.

(c)
The level 1 non-U.S. government securities investment is an exchange traded fund valued using quoted market prices. The level 1 U.S. corporate bonds category is primarily comprised of U.S. dollar denominated investment grade securities and valued using quoted market prices. Level 2 investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. Level 2 commingled debt funds are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

(d)
Other fixed income is comprised of municipal and asset-backed securities. Investments are valued utilizing a market approach that includes various valuation techniques and sources such as, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads and/or other applicable reference data.

(e)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in interest-bearing accounts.

(f)
We maintain holdings in certain private equity partnerships and real estate investments that are considered to be level 3 in the fair value hierarchy. The private equity partnerships are commingled investments. Valuation techniques such as discounted cash flow and market based comparable analyses are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate applied to present value those cash flows. Unobservable inputs used for the market based comparisons technique include

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBITDA multiples in other comparable third-party transactions, price to earnings ratios, liquidity, current operating results, as well as input from general partners and other pertinent information. Real estate investments are commingled investments. Valuation techniques such as discounted cash flow and market based comparable analyses are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate applied to present value those cash flows. Unobservable inputs used for the market based comparison technique include a combination of third party appraisals, replacement cost, and comparable market prices.

(g)
The global multi-asset investment is a commingled fund with underlying investments that are diversified across multiple asset classes and include global equity, fixed income securities, commodities, and derivative contracts. The commingled fund is valued at its net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled fund includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

The following table summarizes the changes in our Level 3 pension plan assets for the years ended September 30, 2015 and 2014 (in millions):

	U.S. Corporate Bonds	Alternative Investments	Total
Balance as of September 30, 2013	$—	$60.4	$60.4
Purchases, sales, issuances, and settlements, net	—	(20.6)	(20.6)
Actual return on plan assets:
Relating to instruments still held at end of year	—	(8.3)	(8.3)
Relating to instruments sold during the year	—	9.1	9.1
Balance as of September 30, 2014	$—	$40.6	$40.6
Purchases, sales, issuances, and settlements, net	0.1	341.8	341.9
Actual return on plan assets:
Relating to instruments still held at end of year	—	(3.6)	(3.6)
Relating to instruments sold during the year	—	13.5	13.5
Balance as of September 30, 2015	$0.1	$392.3	$392.4

The level 3 pension plan assets acquired in connection with the Combination are included in the Purchases, sales, issuances, and settlements, net line in the table above. They are the primary reason for the increase in the Level 3 assets in fiscal 2015. Various alternative investments are subject to initial one-year lock-up restrictions with monthly or quarterly redemption requirements that include a specified notice period in order to liquidate.

Multiemployer Plans

We participate in several MEPPs administered by labor unions that provide retirement benefits to certain union employees in accordance with various CBAs. Approximately 35% of our employees are covered by CBAs, of which approximately 8% are covered by CBAs that have expired and another 24% are covered by CBAs that expire within one year. Approximately 12% of our CBAs participate in the Pace Industry Union-Management Pension Fund. As one of many participating employers in these MEPPs, we are generally responsible, along with other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements such as those set forth in the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.

A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status (also referred to as red status) and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the RP.

We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the MEPP’s unfunded vested benefits. We believe that certain of the MEPPs in which we participate have material unfunded vested benefits. Our share of the contributions in the Pace Industry Union-Management Pension Fund exceeded 5% of total plan contributions for certain plan years. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as the MEPP's current financial situation due in part to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. There can be no assurance that the impact of increased contributions, future funding obligations or future withdrawal liabilities will not be material to our results of operations, financial condition or cash flows. At September 30, 2015 and September 30, 2014, we had a withdrawal liability recorded of $44.3 million and $17.8 million, respectively. The fiscal 2015 accrual includes liabilities assumed in connection with the Combination. Contributions in the table below, for fiscal years 2015, 2014 and 2013, exclude $0.7 million, $0.7 million and $13.2 million, respectively, accrued related to withdrawal liabilities.

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (a)			Surcharge imposed?	Expiration CBA
		2015	2014		2015	2014	2013
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund (b)	11-6166763 / 001	Red	Red	Implemented	$3.3	$3.5	$3.9	Yes	9/30/15 to 6/1/2021
Other Funds					1.7	2.0	3.2
Total Contributions:					$5.0	$5.5	$7.1

(a)	Contributions represent the amounts contributed to the plan during the fiscal year.

(b)
Our contributions for fiscal 2014 and 2013 exceeded 5% of total plan contributions. Although the plan data for fiscal 2015 is not yet available, we would expect to continue to exceed 5% of total plan contributions.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover our U.S. and Canadian salaried and nonunion hourly employees as well as certain employees covered by union CBAs, subject to an initial waiting period. The 401(k) plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Due primarily to acquisitions, we have plans with varied terms. At September 30, 2015 the company contributions are generally up to 3% to 4%. During fiscal 2015, 2014 and 2013, we recorded expense of $36.6 million, $34.3 million and $29.9 million, respectively, related to the 401(k) plans and defined contribution plans.

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2015, the Supplemental Plans had assets totaling $166.0 million that are recorded at market value, and liabilities of $167.5 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The recorded expense for the current fiscal year and the preceding two fiscal years was not significant.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stockholders’ Equity

Capitalization

Our capital stock consists solely of Common Stock. Holders of our Common Stock are entitled to one vote per share. Our certificate of incorporation also authorizes preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with our certificate of incorporation.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. Subsequent to the authorization, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million and in fiscal 2014, it repurchased approximately 4.7 million shares of RockTenn Common Stock for an aggregate cost of $236.3 million. In fiscal 2013, RockTenn did not repurchase any shares of RockTenn Common Stock. As of September 30, 2015, we had remaining authorization under our repurchase program instituted in July 2015, as noted above, to purchase approximately 34.6 million shares of our Common Stock.

Note 15.	Share-Based Compensation

Stock-based Compensation Plans

Upon the Combination, WestRock adopted all RockTenn and MWV equity incentive plans. We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our RockTenn 2004 Incentive Stock Plan and our MWV 2005 Performance Incentive Plan, as amended. We also have options outstanding under RockTenn’s preexisting 2000 Incentive Stock Plan. In connection with the Combination, RockTenn suspended its ESPP Plan that had provided for the purchase of shares by qualifying employees at a 15% discount. In October 2015, our board of directors approved a New ESPP Plan with similar terms. The New ESPP Plan is subject to stockholder approval at our Annual Meeting of Stockholders to be held on February 2, 2016.

Our RockTenn 2004 Incentive Stock Plan allows for the granting of options and restricted stock, SAR awards and restricted stock units to certain key employees and directors for the issuance of approximately 15.8 million shares of Common Stock. At the time of the Combination all outstanding RockTenn awards were converted to WestRock awards with no conversion factor. As of September 30, 2015, approximately 3.4 million shares remained available for the future grant of awards. If all currently outstanding adjustable restricted stock awards recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 1.2 million additional shares.

The MWV shares available for issuance, stock options, SAR awards and unvested restricted stock units outstanding at the time of the Combination under the MWV 2005 Performance Incentive Plan were converted into WestRock options, SARs and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the Business Combination Agreement. The number of shares available under this plan upon conversion was approximately 12.8 million shares. As of September 30, 2015, approximately 7.1 million shares remained available for future grants. If all currently outstanding adjustable restricted stock awards recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 1.8 million additional shares.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The shares available for issuance, stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of RockTenn Common Stock and options and restricted stock units, as applicable, using the conversion factor as described in the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merger agreement. The number of shares available under this plan upon conversion was approximately 7.9 million shares. As of September 30, 2015, approximately 5.2 million shares remained available for future grants exclusively to legacy Smurfit-Stone employees who have continued employment with WestRock; however, we have determined that we will not make any more grants of awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan.

Our results of operations for the fiscal years ended September 30, 2015, 2014 and 2013 include share-based compensation expense of $49.2 million, $42.6 million and $46.5 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $19.0 million, $16.8 million and $17.4 million, for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $23.0 million, $15.1 million and $6.0 million were included in cash used for financing activities in fiscal 2015, 2014 and 2013, respectively. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2015, 2014 and 2013 was $27.2 million, $6.9 million and $13.4 million, respectively.

Equity Awards Issued in Connection with the Combination

Included in the merger consideration is approximately $210.9 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service utilizing a 0.78 conversion factor. The amount related to post-combination service will be expensed over the remaining service period of the awards. The primary components are the employee awards are discussed below.

Stock Options and Stock Appreciation Rights

Options granted under our plans generally have an exercise price equal to the closing market price on the date of the grant, generally vest in 3 years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Our option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

At the date of grant, we estimate the fair value of options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock, or a combination of the historical volatility of both RockTenn and MWV grants following the Combination. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future.

As part of the Combination, we issued 5,510,115 options that were valued at a weighted average fair value of $29.40 per share using the Black-Scholes option pricing model. The weighted average significant assumptions used were: an expected term of 3.7 years; an expected volatility of 23.5%; expected dividends of 2.4%; and a risk free rate of 1.3%.

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods, including the grants issued in connection with the Combination:

	2015	2014	2013
Expected term in years	3.9	6.9	5.8
Expected volatility	21.9%	43.9%	44.0%
Risk-free interest rate	2.4%	2.1%	1.0%
Dividend yield	1.3%	1.4%	1.4%

The reduction in the expected term and the expected volatility in fiscal 2015 were primarily the result of the shares issued in connection with the Combination and our expectations for expected term and expected volatility following the Combination.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all stock options during the year ended September 30, 2015, including shares granted in the Combination:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2014	2,074,644	$30.65
Granted	5,934,178	33.52
Exercised	(789,151)	28.60
Expired	(4,567)	48.58
Forfeited	(25,450)	44.20
Outstanding at September 30, 2015	7,189,654	$33.19	4.9	$138.1
Exercisable at September 30, 2015	6,449,916	$30.79	4.5	$134.9
Vested and expected to vest at September 30, 2015	7,169,052	$33.11	4.9	$138.1

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2015, 2014 and 2013 was $28.78, $20.74 and $14.55 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2015, 2014 and 2013 was $25.1 million, $17.8 million and $16.1 million, respectively.

As of September 30, 2015, there was $6.4 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.3 years. We amortize these costs on a straight-line basis over the explicit service period.

As part of the Combination, we issued 110,211 SAR awards that were valued at a weighted average fair value of $30.01 per share using the Black-Scholes option pricing model. The weighted average significant assumptions used were: an expected term of 3.1 years; an expected volatility of 25.7%; expected dividends of 2.4%; and a risk free rate of 1.1%. The company measures compensation expense related to SAR awards at the end of each period.

The table below summarizes the changes in all SAR awards during the year ended September 30, 2015, which reflect the shares granted in the Combination:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2014	—	$—
Granted	110,211	29.44
Exercised	(23,654)	31.05
Expired	(138)	35.04
Outstanding at September 30, 2015	86,419	$28.98	4.4	$1.9
Exercisable at September 30, 2015	86,419	$28.98	4.4	$1.9

The aggregate intrinsic value of SAR awards exercised during the year ended September 30, 2015 was $0.1 million.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards have a service condition and generally vest over one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employees may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial targets including Cash Flow Per Share and Cash Flow to Equity Ratio (each as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The employee grants generally vest over a period of 3 years. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, the grants will include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee of the restricted stock is entitled to receive dividend equivalent units, but will forfeit the restricted award and dividend equivalents if the employee separates from the company during the vesting period or if predetermined goals are not accomplished.

As part of the Combination, we issued 977,690 restricted stock grants, 650,685 target grants which contain a service and a performance condition and 327,005 grants which contain a service condition that were valued at $61.58 per share.

The table below summarizes the changes in unvested restricted stock during the year ended September 30, 2015, including the shares granted in the Combination:

	Shares/Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2014	1,745,360	$40.39
Granted	2,375,188	52.58
Vested	(1,725,435)	35.67
Forfeited	(67,882)	47.15
Unvested at September 30, 2015(1)	2,327,231	$56.13

(1)
Target awards with a performance condition, net of subsequent forfeitures, granted may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 0.8 million additional shares. However, it is possible that the performance attained may vary.

There was approximately $65.8 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2015 that will be recognized over a weighted average remaining vesting period of 1.2 years.

The following table represents a summary of restricted stock vested in fiscal 2015, 2014 and 2013 (in millions, except shares):

	2015	2014	2013
Shares of restricted stock vested	1,725,435	530,668	759,686
Aggregate fair value of restricted stock vested	$110.4	$28.8	$26.6

The shares vested in fiscal 2015 primarily reflect the vesting of the fiscal 2012 grant, with a cash flow to equity ratio performance condition that vested at maximum, as well as other awards accelerated in connection with the Combination for certain former employees.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock shares granted in fiscal 2015, 2014 and 2013 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2015	2014	2013
Shares of restricted stock granted to non-employee directors(1)	15,255	21,500	23,850
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	801,810	51,218	240,586
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3)	429,845	482,710	—
Shares granted with a service condition and a Cash Flow to Equity Ratio performance condition at target (3)	—	—	628,240
Shares granted with a service condition (4)	86,265	12,560	30,000
Shares granted with a service condition and a performance condition prorated upon the Combination (5)	64,323	—	—
Share of restricted stock assumed upon the Combination:
Shares granted with a service condition and a performance condition (6) (7)	650,685	—	—
Shares granted with a service condition (7)	327,005	—	—
Total restricted stock granted	2,375,188	567,988	922,676

(1)	Non-employee director grants generally vest over one year and are deemed issued on the grant date and have voting and dividend rights.

(2)
Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2015 for the fiscal 2012 Cash Flow to Equity Ratio were at 200% of target. Shares issued in fiscal 2015 also include shares accelerated for terminated employees as a result of the Combination which were achieved at between 146.5% and 200% of target. Shares issued in fiscal 2014 for the fiscal 2011 Cash Flow to Equity Ratio were at between 110.56% and 115.29% of target. Shares issued in fiscal 2013 for the fiscal 2010 Cash Flow to Equity Ratio were at 150% of target.

(3)	These employee grants vest over approximately three years and have adjustable ranges from 0-200% of target subject to the level of performance attained in the respective award agreement.

(4)	These shares vest over approximately three to four years.

(5)
As a result of the Combination, certain target awards granted to employees in fiscal 2015 were prorated with the employee receiving approximately 16.6% of the target award in accordance with the terms in the award document prior to the application of the performance adjustment. The performance period applicable to each award ended upon consummation of the Combination, and the performance goals were determined in accordance with the applicable grant letter to be attained at 146.5% of target.

(6)
The performance period applicable to each award ended upon consummation of the Combination, and the performance goals were determined in accordance with the applicable grant letter to be attained at between 100% and 168% of target.

(7)	These shares vest over approximately one to three years.

Expense is recognized on restricted stock grants on a straight-line basis over the explicit service period or for performance based grants over the explicit service period when we estimate that it is probable the performance conditions will be satisfied. Expense recognized on grants with a performance condition that affects how many shares are ultimately awarded is based on the number of shares expected to be awarded.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Under the ESPP Plan, shares of RockTenn Common Stock are reserved for purchase by our qualifying employees. The ESPP Plan allowed for the purchase of a total of approximately 8.6 million shares of Common Stock. During fiscal 2015, 2014 and 2013, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the ESPP Plan. We recognized $0.5 million, $0.8 million and $0.7 million of expense for fiscal 2015, 2014 and 2013, respectively, related to the 15% discount on the purchase price allowed to employees. In connection with the Combination, RockTenn suspended its ESPP Plan. In October 2015, our board of directors approved a New ESPP Plan with similar terms. The New ESPP Plan is subject to stockholder approval at our Annual Meeting of Stockholders to be held on February 2, 2016.

Note 16.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2015, 2014 and 2013 were approximately $342.8 million, $367.3 million and $308.7 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2015 and 2014 was $43.4 million and $59.1 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 17.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2015, total approximately $164 million.

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers, commonly known as “Boiler MACT.” On January 21, 2015, the EPA proposed various amendments and technical corrections to the January 2013 rule and announced that it would reconsider certain aspects of the rule. As of September 30, 2015, the EPA had not issued a final rulemaking on these reconsideration issues. For our boilers, the Boiler MACT rule currently requires compliance by January 31, 2016, subject to a possible one-year extension. All of our mills that are subject to regulation under Boiler MACT are expected to meet the January 31, 2016 compliance deadline, with the exception of those mills for which we have obtained, or will have obtained, a one-year compliance extension. We cannot predict with certainty how additional rulemakings or the legal challenges to the rule will impact our Boiler MACT strategies and costs.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or increase operating costs.

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from the EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and are currently engaged in settlement negotiations regarding the matters alleged in the NOV. We have reached an agreement in principle with the Government to resolve the violations alleged in the NOV and are working with the EPA on an administrative order that will contain the agreed upon settlement terms and conditions. We expect to finalize the settlement, based on how it is currently structured, in the first quarter of fiscal 2016 for an amount less than $0.1 million and we do not believe that any fines or compliance obligations required as a condition of settlement will have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

CERCLA and Other Remediation Costs

We also face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws and regulations. Based on current facts and assumptions, we currently do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of additional contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles and policy limits for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of September 30, 2015, we had approximately $7.1 million reserved for environmental liabilities on an undiscounted basis, of which $5.4 million is included in other long-term liabilities and $1.7 million in other current liabilities. We believe the liability for these matters was adequately reserved at September 30, 2015.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions.

Additionally, under President Obama’s Climate Action Plan, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the Agency issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for WestRock’s manufacturing operations. Due to ongoing litigation and other uncertainties regarding these regulations, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which WestRock has manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in early 2012, and enforceable compliance obligations began on January 1, 2013. We do not have any manufacturing facilities that are currently subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states.

Several of our international facilities are located in countries that have adopted GHG emissions trading schemes, including certain of our manufacturing locations in the European Union and in Canada. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. On November 18, 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In December 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program may require expenditures to meet required GHG emission reduction requirements in future years.

The regulation of climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our operations, financial condition, and disclosure obligations.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (the “Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including RockTenn, have filed a petition to appeal that decision. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2015, there were approximately 796 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

We make certain guarantees in the course of conducting our operations or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be up to $50 million. As of September 30, 2015, we have recorded $5.3 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law, however, we believe our exposure related to guarantees would not have a material impact on our results of operations and financial condition.

Note 18.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $398.0 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity.

Using the Timber Note as collateral, MWV TN received $338.3 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the Company and is payable from the Timber Note proceeds upon its maturity in October 2027. As a result, the Timber Note is not available to satisfy any obligations of WestRock. MWV TN can elect to prepay at any time the liability in whole or in part, however, given that the Timber Note is not prepayable, MWV TN expects to only repay the liability at maturity from the Timber Note proceeds.

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2015, the Timber Note was $358.1 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $319.3 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. The Installment Note is prepayable at any time in whole or in part for cash at 100% of the principal or portion thereof prepaid, plus accrued but unpaid interest if any.

Using the Installment Note as collateral, MWV TN II received $774.0 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the Company and is payable from the Installment Note proceeds upon its maturity in December 2023. As a result, the Installment Note is not available to satisfy any obligations of WestRock. MWV TN II can elect to prepay, at any time, the liability in whole or in part, with sufficient notice, but would avail itself of this provision only in the event the Installment Note was prepaid in whole or in part. The secured financing agreement however requires a mandatory repayment, up to the amount of cash received, if the Installment Note is prepaid in whole or in part.

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2015, the Installment Note was $944.0 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $860.3 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Note 19.	Segment Information

Subsequent to the Combination, we have aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. Corrugated Packaging reflects the combination of RockTenn’s Corrugated Packaging and Recycling segments with MWV’s Industrial segment. The combined segment consists of corrugated mill and packaging operations, as well as our recycling operations. Consumer Packaging reflects the combination of

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MWV’s Food & Beverage, and Home, Health & Beauty segments, as well as RockTenn’s Consumer Packaging and Merchandising Displays segment. The combined segment consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations. Specialty Chemicals is the MWV segment that manufactures and distributes specialty chemicals for the automotive, energy, and infrastructure industries. Land and Development is the MWV Community Development and Land Management segment that develops and sells real estate primarily in the Charleston, South Carolina market. We have reclassified prior period segment results to align to these segments for all periods presented herein.

We intend to complete the separation of its specialty chemicals business, now called Ingevity, through a spin-off or other alternative transaction. We are targeting an approximate March 1, 2016 separation. However, there can be no assurance of the timeframe in which the separation will occur or that the separation will occur at all. Until the separation occurs, we will have the discretion to determine and change the terms of the separation or determine not to proceed with the separation.

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe and Asia. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2015	2014	2013
Foreign net sales to unaffiliated customers	$1,538.9	$1,191.8	$1,272.5
Foreign segment income	$164.4	$109.6	$95.9
Foreign long-lived assets	$1,382.2	$379.6	$444.6
Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	13.5%	12.0%	13.3%
Foreign segment income	14.9%	10.5%	9.7%
Foreign long-lived assets	14.4%	6.5%	8.0%

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in segment income, as well as our investments in unconsolidated entities in segment identifiable assets, neither of which is material. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2015	2014	2013
Net sales (aggregate):
Corrugated Packaging	$7,516.9	$7,257.4	$7,129.4
Consumer Packaging	3,740.1	2,818.5	2,560.6
Specialty Chemicals	256.5	—	—
Land and Development	45.0	—	—
Total	$11,558.5	$10,075.9	$9,690.0
Less net sales (intersegment):
Corrugated Packaging	$130.6	$148.5	$115.1
Consumer Packaging	46.6	32.3	29.5
Specialty Chemicals	—	—	—
Land and Development	—	—	—
Total	$177.2	$180.8	$144.6
Net sales (unaffiliated customers):
Corrugated Packaging	$7,386.3	$7,108.9	$7,014.3
Consumer Packaging	3,693.5	2,786.2	2,531.1
Specialty Chemicals	256.5	—	—
Land and Development	45.0	—	—
Total	$11,381.3	$9,895.1	$9,545.4
Segment income:
Corrugated Packaging	$806.7	$728.0	$693.2
Consumer Packaging	267.0	311.4	295.7
Specialty Chemicals	33.6	—	—
Land and Development	(3.4)	—	—
Segment income	1,103.9	1,039.4	988.9
Pension lump sum settlement and retiree medical curtailment, net	(11.5)	(47.9)	—
Restructuring and other costs, net	(147.4)	(55.6)	(78.0)
Non-allocated expenses	(58.4)	(72.7)	(92.1)
Interest expense	(132.7)	(95.3)	(106.9)
Loss on extinguishment of debt	(2.6)	—	(0.3)
Interest income and other income (expense), net	11.0	2.4	(0.9)
Income before income taxes	$762.3	$770.3	$710.7

Segment income in fiscal 2015 includes $72.9 million of pre-tax inventory step-up, net of related LIFO impact primarily related to the Combination. The Consumer Packaging segment, Specialty Chemicals segment and Corrugated Packaging segment include $62.5 million, $8.2 million and $2.2 million of pre-tax inventory step-up expense, net of related LIFO impact, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2015	2014	2013
Identifiable assets:
Corrugated Packaging	$9,467.3	$8,701.3	$8,465.5
Consumer Packaging	10,175.7	1,980.2	1,814.3
Specialty Chemicals	2,589.2	—	—
Land and Development	545.5	—	—
Assets held for sale	23.4	22.6	14.3
Corporate	2,555.7	335.6	439.3
Total	$25,356.8	$11,039.7	$10,733.4

Goodwill:
Corrugated Packaging	$1,667.5	$1,525.4	$1,499.9
Consumer Packaging	2,979.6	401.0	362.2
Specialty Chemicals	1,047.4	—	—
Land and Development	—	—	—
Total	$5,694.5	$1,926.4	$1,862.1

Depreciation and amortization:
Corrugated Packaging	$496.6	$464.0	$439.4
Consumer Packaging	201.8	104.3	99.6
Specialty Chemicals	22.0	—	—
Land and Development	0.2	—	—
Corporate	20.2	16.2	13.2
Total	$740.8	$584.5	$552.2

Capital expenditures:
Corrugated Packaging	$378.4	$410.6	$317.4
Consumer Packaging	166.1	113.3	100.6
Specialty Chemicals	28.6	—	—
Land and Development	—	—	—
Corporate	12.4	10.3	22.4
Total	$585.5	$534.2	$440.4

The increase in Corporate identifiable assets in fiscal 2015 is primarily due to the restricted assets held by special purpose entities, our prepaid pension asset and life insurance assets each associated with the Combination.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2015, 2014 and 2013 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Specialty Chemicals	Land and Development	Total
Balance as of October 1, 2012
Goodwill	$1,501.1	$407.0	$—	$—	$1,908.1
Accumulated impairment losses	—	(42.8)	—	—	(42.8)
	1,501.1	364.2	—	—	1,865.3
Goodwill acquired	1.2	—	—	—	1.2
Translation adjustment	(2.4)	(2.0)	—	—	(4.4)
Balance as of September 30, 2013
Goodwill	1,499.9	405.0	—	—	1,904.9
Accumulated impairment losses	—	(42.8)	—	—	(42.8)
	1,499.9	362.2	—	—	1,862.1
Goodwill acquired	29.0	42.2	—	—	71.2
Translation adjustment	(3.5)	(3.4)	—	—	(6.9)
Balance as of September 30, 2014
Goodwill	1,525.4	443.8	—	—	1,969.2
Accumulated impairment losses	—	(42.8)	—	—	(42.8)
	1,525.4	401.0	—	—	1,926.4
Goodwill acquired	183.3	2,586.5	1,047.5	—	3,817.3
Purchase price allocation adjustments	2.4	(1.1)	—	—	1.3
Translation adjustment	(43.6)	(6.8)	(0.1)	—	(50.5)
Balance as of September 30, 2015
Goodwill	1,667.5	3,022.4	1,047.4	—	5,737.3
Accumulated impairment losses	—	(42.8)	—	—	(42.8)
	$1,667.5	$2,979.6	$1,047.4	$—	$5,694.5

The goodwill acquired in fiscal 2015 primarily relates to the Combination. The goodwill acquired in fiscal 2014 related to the acquisitions of the Tacoma Mill, NPG and AGI In-Store. The goodwill acquired in fiscal 2013 related to the acquisition of a corrugated sheet plant.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Financial Results by Quarter (Unaudited)

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,514.2	$2,455.6	$2,538.9	$3,872.6
Gross profit	469.5	457.1	526.3	757.9
Pension lump sum settlement and retiree medical curtailment, net	11.9	—	(0.4)	—
Restructuring and other costs, net	5.4	17.2	13.1	111.7
Loss on extinguishment of debt	—	—	—	(2.6)
Income before income taxes	187.6	166.2	246.2	162.3
Consolidated net income	125.6	110.4	157.9	117.9
Net income attributable to common stockholders	125.1	109.8	156.4	115.8
Basic earnings per share attributable to common stockholders	0.89	0.78	1.11	0.45
Diluted earnings per share attributable to common stockholders	0.88	0.77	1.10	0.44

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,362.6	$2,393.6	$2,530.9	$2,608.0
Gross profit	447.8	427.2	489.6	569.0
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	47.9
Restructuring and other costs, net	17.6	14.2	13.3	10.5
Income before income taxes	172.3	145.6	211.3	241.1
Consolidated net income	110.6	83.5	134.4	155.3
Net income attributable to common stockholders	109.7	82.8	133.3	153.9
Basic earnings per share attributable to common stockholders	0.76	0.58	0.93	1.08
Diluted earnings per share attributable to common stockholders	0.75	0.57	0.91	1.06

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. The settlement resulted in a $20.0 million pre-tax non-cash charge to earnings. Additionally, in the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain. The aforementioned items are recorded on the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Income, and Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.06 per share. For additional information see “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements.

Income before income taxes in the second quarter of fiscal 2015 financial results by quarter (unaudited) table was increased due to a reduction of cost of goods sold of $5.5 million pre-tax to record an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. Basic and diluted earnings per share attributable to common stockholders were

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased by approximately $0.03 and $0.02 per share, respectively, during the second quarter of fiscal 2015 for the aforementioned items.

Income before income taxes in the fourth quarter of fiscal 2015 financial results by quarter (unaudited) table was reduced due to the inclusion of $71.6 million pre-tax of acquisition inventory step-up expense net of related LIFO impact recorded in our segments as increased cost of goods sold. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.18 per share during the fourth quarter of fiscal 2015 for the aforementioned items.

Consolidated net income in the second quarter of fiscal 2014 financial results by quarter (unaudited) table was reduced due to a $9.6 million charge to income tax expense to record the impact of the State of New York’s March 31, 2014 income tax law change which reduced the tax rate to zero percent for qualified New York state manufacturers. This change rendered a previously recorded deferred state tax asset, net of certain state tax deferred liabilities, to no longer have any value. Income before income taxes in the second quarter of fiscal 2014 financial results by quarter (unaudited) table was reduced by an estimated $44 million pre-tax for the impact of severe weather as compared to our expectations going into the second quarter. Basic and diluted earnings per share attributable to common stockholders were decreased by approximately $0.26 and $0.25 per share, respectively, during the second quarter of fiscal 2014 for the aforementioned items.

Income before income taxes in the third quarter of fiscal 2014 financial results by quarter (unaudited) table was increased due to a reduction of cost of goods sold of $9.1 million pre-tax to record an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. For additional information see “Note 4. Inventories” of the Notes to Consolidated Financial Statements. Basic and diluted earnings per share attributable to common stockholders were increased by $0.04 per share in the third quarter of fiscal 2014.

Similarly, the fourth quarter of fiscal 2014 income before income taxes in the financial results by quarter (unaudited) table was increased due to a reduction of cost of goods sold of $23.2 million pre-tax for spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. Income before income taxes in the fourth quarter of fiscal 2014 financial results by quarter (unaudited) table is also impacted by a $47.9 million pre-tax charge for the completion of the first phase of our previously announced lump sum pension settlement to certain eligible former employees. For additional information see “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements. Basic and diluted earnings per share attributable to common stockholders in the fourth quarter of fiscal 2014 were decreased by $0.11 and $0.10 per share, respectively, for the aforementioned items.

Note 21.	Subsequent Events (Unaudited)

SP Fiber Acquisition

On October 1, 2015, we announced that we had completed the acquisition of SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA, and Newberg, OR, that produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produces newsprint. As part of the transaction we also acquired SP Fiber's 48 percent interest in GPS. GPS is a renewable energy joint venture providing energy to Georgia Power and steam to the Dublin paper mill. We paid $288.5 million for the SP Fiber stock. The Dublin mill will help balance the fiber mix of our mill system; the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard and kraft paper; and, the transaction is expected to generate significant synergies and be accretive to earnings in the second half of fiscal 2016. In addition, we paid $36.5 million for debt owed by GPS.

Subsequent to the transaction, we announced the indefinite idling of the Newberg mill due to the unprofitable nature of the newsprint business and our need to balance supply and demand in our containerboard system. We retain the optionality to restart the two paper machines at Newberg in the event west coast demand warrants a restart. The initial charge related to the indefinite idling is currently estimated to be approximately $5 million primarily for severance. The charge is subject to the completion of the purchase price allocation to be completed in connection with the SP Fiber transaction and is subject to revision. We will incur other future costs, primarily facility carrying costs.

Grupo Gondi Investment

On October 12, 2015, we announced that we had agreed with Grupo Gondi to combine our respective operations in Mexico to form a joint venture, creating a leading paper and packaging company in the country. Grupo Gondi currently operates six paper machines, seven corrugated packaging plants and four modern high graphic folding carton plants with pre-printing capacity across

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ten production sites, and we will contribute to the joint venture three facilities in Mexico that produce corrugated packaging as well as cash in exchange for a 25 percent equity participation in the combined entity, which will operate as Grupo Gondi. As the majority shareholder, Grupo Gondi will manage the joint venture and we will provide technical and commercial resources to the combination. We believe the partnership will help grow our presence in the attractive Mexican market. We expect to begin operations as a joint venture after we receive regulatory approval from Mexico's Antitrust Authority, the Comisión Federal de Competencia Económica, which we expect will take approximately four to six months.

Coshocton Mill Closure

Following the October 1, 2015 acquisition of SP Fiber, we reassessed our overall mill system to determine the optimal way to meet our customers’ demand. Following that assessment, we announced the permanent closure of our Coshocton, OH medium mill that had an annual capacity of 310,000 tons. We expect the mill closure to occur in late November 2015, to provide for the orderly closure and consumption of raw materials. We expect the closure to reduce our annual operating costs by approximately $33 million and avoid an additional $4 million annually in maintenance capital expenditures. As a result of the closure, we expect to record an initial charge of approximately $130 million primarily for asset impairments and severance. Approximately $123 million of the costs are non-cash. We will incur other future costs, primarily facility carrying costs, until the facility is disposed.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WestRock Company

We have audited the accompanying consolidated balance sheets of WestRock Company (formerly Rock-Tenn Company) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestRock Company at September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WestRock Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated November 25, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WestRock Company

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). WestRock Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MeadWestvaco Corporation, which is included in the fiscal year 2015 consolidated financial statements of WestRock Company and constituted $14.4 billion of total assets as of September 30, 2015 and $1.3 billion of revenues, for the year then ended. Our audit of internal control over financial reporting of WestRock Company also did not include an evaluation of the internal control over financial reporting of MeadWestvaco Corporation.

In our opinion, WestRock Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WestRock Company (formerly Rock-Tenn Company) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended September 30, 2015 of WestRock Company, and our report dated November 25, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 25, 2015

WESTROCK COMPANY
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibility for the Financial Statements

The management of WestRock Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with GAAP appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of conduct adopted by our board of directors that is applicable to all officers and employees of our Company and subsidiaries, as well as a code of conduct that is applicable to all of our directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2015 included all of our operations other than those we acquired in fiscal 2015 related to the Combination. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2015. Total assets as of September 30, 2015 and total revenues for the year ending September 30, 2015 for the Combination were $14.4 billion and $1.3 billion, respectively. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisitions within one year after the date of the acquisitions. Based on our assessment, excluding the operations discussed above, management believes that we maintained effective internal control over financial reporting as of September 30, 2015.

Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of our board of directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of WestRock Company, and has issued an attestation report on the effectiveness of our internal control over financial reporting. The report of the independent registered public accounting firm is contained in this Annual Report.

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed on or before December 31, 2015, is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer and President

WARD H. DICKSON,
Executive Vice President and Chief Financial Officer
November 25, 2015

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable—there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and other procedures that are designed with the objective of ensuring the following:

•
that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and

•
that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do. Management also noted that the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and that there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Annual Report on Internal Control over Financial Reporting of WestRock Company, included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015. In connection with that evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended September 30, 2015, we merged with MeadWestvaco Corporation. See “Note 6. Merger and Acquisitions” of the Notes to Consolidated Financial Statements for additional information. We are in the process of integrating the acquired operation into the Company’s overall internal control over financial reporting process.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 27, 2015, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 27, 2015. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information in the sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies,” in the section under the heading “Executive Officers” entitled “Identification of Executive Officers,” and in the section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed on or before December 31, 2015, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information in the sections under the heading “Election of Directors” entitled “Compensation of Directors” and “Committees of the Board of Directors — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” in the sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis” and “Compensation Committee Report,” and in the sections under the heading entitled “Executive Compensation Tables” in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed on or before December 31, 2015, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Common Stock Ownership by Management and Principal Stockholders” and in the section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed on or before December 31, 2015, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the heading “Certain Transactions” and in the section under the heading “Election of Directors” entitled “Corporate Governance — Director Independence” in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed on or before December 31, 2015, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the sections under the heading “Independent Registered Public Accounting Firm” entitled “Fees” and “Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm” in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2016, which will be filed on or before December 31, 2015, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The following consolidated financial statements of our company and our consolidated subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this report:

2. Financial Statement Schedule of WestRock Company.

All schedules are omitted because they are not applicable or not required because this information is provided in the financial statements.

3. Exhibits.

See separate Exhibit Index attached hereto and incorporated herein.

(b) See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTROCK COMPANY

Dated:	November 25, 2015	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Chief Executive Officer and President (Principal Executive Officer)	November 25, 2015
Steven C. Voorhees

/s/ WARD H. DICKSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2015
Ward H. Dickson

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 25, 2015
A. Stephen Meadows

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 25, 2015
John A. Luke, Jr.

/s/ TIMOTHY J. BERNLOHR	Director	November 25, 2015
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 25, 2015
J. Powell Brown

/s/ MICHAEL E. CAMPBELL	Director	November 25, 2015
Michael E. Campbell

/s/ TERRELL K. CREWS	Director	November 25, 2015
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 25, 2015
Russell M. Currey

/s/ G. STEPHEN FELKER	Director	November 25, 2015
G. Stephen Felker

/s/ LAWRENCE L. GELLERSTEDT, III	Director	November 25, 2015
Lawrence L. Gellerstedt, III

/s/ GRACIA C. MARTORE	Director	November 25, 2015
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 25, 2015
James E. Nevels

/s/ TIMOTHY H. POWERS	Director	November 25, 2015
Timothy H. Powers

/s/ BETTINA M. WHYTE	Director	November 25, 2015
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 25, 2015
Alan D. Wilson

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	—
Agreement and Plan of Merger, dated as of January 23, 2011, by and among, Rock-Tenn Company, Sam Acquisition, LLC and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 2.1 of RockTenn's Current Report on Form 8-K, filed on January 24, 2011).

2.2	—
Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015, by and among WestRock Company, MeadWestvaco Corporation, Rock-Tenn Company, Milan Merger Sub, LLC and Rome Merger Sub, Inc. (incorporated by reference to Annex A of WestRock’s Registration Statement on Form S-4 initially filed with the SEC on March 10, 2015 and as amended on April 20, 2015, May 6, 2015 and May 18, 2015, File No. 333-202643).†

2.3	—
First Amendment to the Second Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and among WestRock Company, MeadWestvaco Corporation, Rock-Tenn Company, Milan Merger Sub, LLC and Rome Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).†

3.1	—	Amended and Restated Certificate of Incorporation of WestRock Company (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

3.2	—	Amended and Restated Bylaws of WestRock Company (incorporated by reference to Exhibit 3.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.1(a)	—
Form of Indenture, dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(b)	—
First Supplemental Indenture, dated as of March 1, 1987, to the Indenture dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(c)	—
Second Supplemental Indenture, dated as of October 15, 1989, to the Indenture dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(d)	—
Third Supplemental Indenture, dated as of November 15, 1991, to the Indenture dated as of July 15, 1982, between The Mead Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.viv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.1(e)	—
Fourth Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of July 15, 1982, between The Mead Corporation, WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee (incorporated by reference to Exhibit 4.2 of MWV’s Current Report on Form 8-K filed on February 1, 2002).

4.1(f)	—
Fifth Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of July 15, 1982, between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.1(g)	—
Sixth Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of July 15, 1982, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.1(h)	—
Seventh Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of July 15, 1982, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.2(a)	—
Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as Trustee (incorporated by reference to Exhibit 2 of Westvaco Corporation’s Registration Statement on Form 8-A filed on January 24, 1984).

Exhibit Number		Description of Exhibits

4.2(b)	—
First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of March 1, 1983, by and among Westvaco Corporation, WestRock MWV, LLC (formerly MeadWestvaco Corporation), The Mead Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of MWV’s Current Report on Form 8-K filed on February 1, 2002).

4.2(c)	—
Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of March 1, 1983, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.2(d)	—
Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of March 1, 1983, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.4 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.3(a)	—
Indenture, dated as of February 1, 1993, between The Mead Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4.vv of MWV’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001).

4.3(b)	—
First Supplemental Indenture, dated as of January 31, 2002, to the Indenture dated as of February 1, 1993, between The Mead Corporation, WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.3 of MWV’s Current Report on Form 8-K filed on February 1, 2002).

4.3(c)	—
Second Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between MW Custom Papers, Inc. and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.4 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.3(d)	—
Third Supplemental Indenture, dated as of December 31, 2002, to the Indenture dated as of February 1, 1993, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and Bank One Trust Company, NA, as Trustee (incorporated by reference to Exhibit 4.5 of MWV’s Current Report on Form 8-K filed on January 7, 2003).

4.3(e)	—
Fourth Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of February 1, 1993, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.5 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.4(a)	—
Indenture, dated as of April 2, 2002, by and among WestRock MWV, LLC (formerly MeadWestvaco Corporation), Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, (incorporated by reference to Exhibit 4(a) of MWV’s Current Report on Form 8-K filed on April 2, 2002).

4.4(b)	—
First Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of April 2, 2002, between WestRock MWV, LLC (formerly MeadWestvaco Corporation) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.5(a)	—
Indenture, dated as of March 5, 2008, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.1 of RockTenn's Current Report on Form 8-K filed on March 11, 2008).

4.5(b)	—
Supplemental Indenture, dated as of March 16, 2009, to the Indenture dated as of March 5, 2008, by and among Solvay Paperboard LLC, Rock-Tenn Company and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.2 of RockTenn’s Current Report on Form 8-K filed on May 29, 2009).

4.5(c)	—
Second Supplemental Indenture, dated as of May 29, 2009, to the Indenture dated as of March 5, 2008, by and among Rock-Tenn Company, the guarantors party thereto and HSBC Bank USA, National Association as Trustee (incorporated by reference to Exhibit 4.3 of RockTenn’s Current Report on Form 8-K filed on May 29, 2009).

4.6(a)	—
Indenture, dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.18 of RockTenn’s Registration Statement on Form S-4 filed on February 8, 2013, File No. 333-186552).

Exhibit Number		Description of Exhibits

4.6(b)	—
Registration Rights Agreement, dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 4.20 of RockTenn’s Registration Statement on Form S-4 filed on February 8, 2013, File No. 333-186552).

4.6(c)	—
First Supplemental Indenture, dated as of November 7, 2013, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee.

4.6(d)	—
Second Supplemental Indenture, dated as of February 21, 2014, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee.

4.6(e)	—
Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.7(a)	—
Indenture, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of RockTenn's Current Report on Form 8-K filed on October 2, 2012).

4.7(b)	—
Registration Rights Agreement, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 4.2 of RockTenn's Current Report on Form 8-K filed on October 2, 2012).

4.7(c)	—
First Supplemental Indenture, dated as of November 7, 2013, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.7(d)	—
Second Supplemental Indenture, dated as of February 21, 2014, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.7(e)	—
Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

*10.1(a)	—
The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001 (incorporated by reference to Exhibit 10.3 of The Mead Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 and Appendix 2 of The Mead Corporation’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on March 9, 2001, respectively).

*10.1(b)	—
Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002 (incorporated by reference to Exhibit 10.3 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.1(c)	—
Amendment to The Mead Corporation 1996 Stock Option Plan, effective January 23, 2007 (incorporated by reference to Exhibit 10.4 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.2(a)	—
Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Appendix A of RockTenn’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 19, 2001).

*10.2(b)	—	Amendment Number 1 to Rock-Tenn Company Annual Executive Bonus Program (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

*10.3	—
Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of May 15, 2003 (incorporated by reference to Exhibit 4.1 of RockTenn’s Registration Statement on Form S-8 filed on April 30, 2003, File No. 333-104870).

Exhibit Number		Description of Exhibits

*10.4(a)	—	Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Current Report on Form 8-K filed on February 3, 2005).

*10.4(b)	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.4(c)	—	Amendment Number 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.4(d)	—	Amendment Number 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.4(e)	—	Amendment Number 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.4(f)	—	Amendment Number 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.5	—
MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007, January 1, 2009, February 28, 2011 and February 25, 2013 (incorporated by reference to Exhibit 10.1 of MWV’s Current Report on Form 8-K filed on April 25, 2013).

*10.6(a)	—
Amended and Restated Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of January 1, 2006 (incorporated by reference to Exhibit 10.4 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

*10.6(b)	—
Second Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of November 16, 2007 (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

*10.6(c)	—
First Amendment to the Rock-Tenn Company Supplemental Retirement Savings Plan, effective as of October 1, 2011 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.7(a)	—
MeadWestvaco Corporation Deferred Income Plan Restatement, effective January 1, 2007 (incorporated by reference to Exhibit 10.25 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.7(b)	—	First Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective September 1, 2013.

*10.7(c)	—	Second Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective January 1, 2015.

*10.7(d)	—	Third Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective July 1, 2015.

*10.8	—
MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided (incorporated by reference to Exhibit 10.24 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.9	—
MeadWestvaco Corporation Retirement Restoration Plan, effective January 1, 2009, except as otherwise provided (incorporated by reference to Exhibit 10.26 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.10	—	Stock Option Awards in 2009 - Terms and Conditions (incorporated by reference to Exhibit 10.3 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.11	—	Service Based Restricted Stock Unit Awards in 2009 - Terms and Conditions (incorporated by reference to Exhibit 10.4 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.12	—
Rock-Tenn Company Supplemental Executive Retirement Plan Amended and Restated effective as of October 27, 2011(incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.13	—
Amended and Restated Rock-Tenn Company 2004 Incentive Stock Plan effective as of January 27, 2012 (incorporated by reference to Exhibit 10.1 of the RockTenn’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number		Description of Exhibits

*10.14	—	Stock Option Awards (for 2012) (incorporated by reference to Exhibit 10.43 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

*10.15	—	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.16	—
Master Purchase and Sale Agreement, dated October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers, and Plum Creek Timber Company, Inc. (incorporated by reference to Exhibit 2.1 of MWV’s Current Report on Form 8-K filed on October 29, 2013).

*10.17	—	Summary of MeadWestvaco Corporation 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

*10.18	—
Amendments to Grants under the MeadWestvaco Corporation 2005 Performance Incentive Plan Amended and Restated Effective February 25, 2013 (2005 Performance Incentive Plan), effective January 27, 2014 (incorporated by reference to Exhibit 10.47 of MWV’s Annual Report on Form 10-K for the year ended December 31, 2013).

*10.19	—
Employment Agreement between MeadWestvaco Corporation and Robert K. Beckler, dated March 3, 2014 (incorporated by reference to Exhibit 10.1 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.20(a)	—
Fifth Amended and Restated Receivables Sale Agreement, dated September 15, 2014, among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, RockTenn - Southern Container, LLC, PCPC, Inc., Waldorf Corporation, RockTenn CP, LLC, and RockTenn - Solvay, LLC, as Originators and Rock-Tenn Financial, Inc., as Buyer (incorporated by reference to Exhibit 10.39 of RockTenn’s Annual Report on Form 10-K for the year ended September 30, 2014).

10.20(b)	—
First Amendment, dated June 29, 2015, to the Fifth Amended and Restated Receivables Sale Agreement, dated September 15, 2014, among Rock-Tenn Company, as Parent, Rock-Tenn Company of Texas, Rock-Tenn Converting Company, Rock-Tenn Mill Company, LLC, RockTenn - Southern Container, LLC, PCPC, Inc., Waldorf Corporation, RockTenn CP, LLC, and RockTenn - Solvay, LLC, as Originators and Rock-Tenn Financial, Inc., as Buyer.

10.20(c)	—
Omnibus Amendment No. 1, dated as of September 1, by and among WestRock Company, WestRock RKT Company, as successor-in-interest to Rock-Tenn Company, the Original Parent, WestRock Company of Texas, as successor-in-interest to Rock-Tenn Company of Texas, WestRock Converting Company, as successor-in-interest to Rock-Tenn Converting Company, WestRock Mill Company, LLC, as-successor-in-interest to Rock-Tenn Mill Company, LLC, WestRock - Southern Container, LLC, as successor-in-interest to RockTenn - Southern Container, LLC, WestRock California, Inc., as successor-in-interest to PCPC, Inc, WestRock Minnesota Corporation, as successor-in-interest to Waldorf Corporation, WestRock CP, LLC, as successor-in-interest to RockTenn CP, LLC and WestRock - Solvay, LLC, as successor-in-interest to RockTenn - Solvay, LLC and together with the Original Parent, WestRock TX, WestRock Converting, WestRock Mill, WestRock Container, WestRock California, WestRock Minnesota and WestRock CP, as the Transferors, WestRock Financial, Inc., as successor-in-interest to Rock-Tenn Financial, Inc., as,WestRock Converting, as initial servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, in its capacity as administrative agent for the Lenders thereunder and the committed lenders party.

*10.21	—
Employment Agreement by and among RockTenn-Southern Container, LLC (successor-in-interest to Southern Container Corp.), Rock-Tenn Services Inc., and James B. Porter III, dated as of December 22, 2014, and effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014).

*10.22	—	Summary of MeadWestvaco Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

*10.23	—	Summary of MeadWestvaco Corporation 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.50 to MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

Exhibit Number		Description of Exhibits

10.24	—
Seventh Amended and Restated Credit and Security Agreement, dated as of June 29, 2015 among Rock-Tenn Financial, Inc., as Borrower, Rock-Tenn Converting Company, as Servicer, the Lenders and Co-Agents from time to time party thereto, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Administrative Agent and as Funding Agent (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

*10.25	—	Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and John A. Luke, Jr., dated June 30, 2015

*10.26	—	Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and Robert K. Beckler, dated June 30, 2015

10.27	—
Credit Agreement, dated as of July 1, 2015, among the Company, Rock-Tenn Company of Canada Holdings Corp./Compagnie de Holdings RockTenn du Canada Corp., certain subsidiaries of the Company from time to time party thereto as subsidiary borrowers, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

10.28	—
Credit Agreement, dated as of July 1, 2015, among RockTenn CP, LLC, Rock-Tenn Converting Company and MeadWestvaco Virginia Corporation, as borrowers, as the guarantors from time to time party thereto, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

10.29	—	Fifth Amended and Restated Performance Undertaking, dated as of September 1, 2015, executed by Westrock RKT Company, as successor-in-interest to Rock-Tenn Company, and Westrock Company

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

31.2	—
Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	—	XBRL Taxonomy Definition Label Linkbase.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

Additional Exhibits.

In accordance with SEC Release No. 33-8238, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

32.1	—
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company, and by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

*	Management contract or compensatory plan or arrangement.

†    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. WestRock hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.