Form 10-Q
period 2015-12-31
WestRock Co
filed 2016-02-09
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2016
Common Stock, $0.01 par value	253,849,343

WESTROCK COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

Adjusted Earnings per Diluted Share	As defined on p. 42
Adjusted Net Income	As defined on p. 42
A/R Sales Agreement	As defined on p. 23
Antitrust Litigation	As defined on p. 27
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 25
Business Combination Agreement	The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	WestRock common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
CO2e	Carbon dioxide equivalent
Credit Agreement	As defined on p. 22
Credit Facility	As defined on p. 22
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Farm Loan Credit Agreement	As defined on p. 22
FIFO	First-in first-out inventory valuation method
Fiscal 2015 Form 10-K	WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
IDBs	Industrial Development Bonds
LIFO	Last-in first-out inventory valuation method
MWV	WestRock MWV, LLC, formerly known as MeadWestvaco Corporation
MWV Merger Sub	Milan Merger Sub, LLC
MMSF	Millions of square feet
NOV	Notice of Violation
Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc., in a stock purchase
Pension Act	Pension Protection Act of 2006
PRPs or PRP	Potentially responsible parties

Term or Acronym	Definition

PSD	Prevention of Significant Deterioration
Receivables Facility	Our $700.0 million receivables-backed financing facility that expires on October 24, 2017
RockTenn	WestRock RKT Company, formerly known as Rock-Tenn Company
RockTenn Merger Sub	Rome Merger Sub, Inc.
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	The May 27, 2011 acquisition of Smurfit-Stone by Rock-Tenn Company
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
Title V permit	Operating permits issued under Title V of the Clean Air Act
U.S.	United States
WestRock	WestRock Company

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2015	2014
Net sales	$3,680.7	$2,514.2
Cost of goods sold	2,979.5	2,044.7
Gross profit	701.2	469.5
Selling, general and administrative, excluding intangible amortization	363.7	221.3
Selling, general and administrative intangible amortization	64.2	22.4
Pension lump sum settlement and retiree medical curtailment, net	—	11.9
Restructuring and other costs, net	171.1	5.4
Impairment of Specialty Chemicals goodwill	478.3	—
Operating (loss) profit	(376.1)	208.5
Interest expense	(65.2)	(23.3)
Interest income and other income (expense), net	14.5	0.2
Equity in income of unconsolidated entities	1.3	2.2
(Loss) income before income taxes	(425.5)	187.6
Income tax expense	(26.2)	(62.0)
Consolidated net (loss) income	(451.7)	125.6
Less: Net income attributable to noncontrolling interests	(1.8)	(0.5)
Net (loss) income attributable to common stockholders	$(453.5)	$125.1

Basic (loss) earnings per share attributable to common stockholders	$(1.76)	$0.89

Diluted (loss) earnings per share attributable to common stockholders	$(1.76)	$0.88

Cash dividends paid per share	$0.375	$0.1875

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2015	2014
Consolidated net (loss) income	$(451.7)	$125.6
Other comprehensive loss, net of tax:
Foreign currency translation loss	(49.7)	(17.7)
Derivatives:
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.3	—
Defined benefit pension plans:
Net actuarial loss arising during the period	—	(2.8)
Amortization and settlement recognition of net actuarial loss, included in pension cost	1.7	17.7
Prior service cost arising during the period	—	(13.9)
Amortization and curtailment recognition of prior service cost (credit), included in pension cost	0.3	(5.2)
Other comprehensive loss	(47.4)	(21.9)
Comprehensive (loss) income	(499.1)	103.7
Less: Comprehensive income attributable to noncontrolling interests	(1.7)	(0.4)
Comprehensive (loss) income attributable to common stockholders	$(500.8)	$103.3

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$236.9	$228.3
Restricted cash	7.3	7.3
Accounts receivable (net of allowances of $31.3 and $29.6)	1,491.0	1,690.0
Inventories	2,027.4	1,963.4
Other current assets	245.7	271.4
Total current assets	4,008.3	4,160.4
Property, plant and equipment, net	9,762.7	9,596.7
Goodwill	5,229.1	5,694.5
Intangibles, net	3,494.2	3,552.2
Restricted assets held by special purpose entities	1,298.7	1,302.1
Prepaid pension asset	530.4	532.9
Other assets	507.8	518.0
	$24,831.2	$25,356.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$184.8	$74.1
Accounts payable	1,313.7	1,303.8
Accrued compensation and benefits	275.6	358.0
Other current liabilities	475.0	427.3
Total current liabilities	2,249.1	2,163.2
Long-term debt due after one year	5,631.7	5,558.3
Pension liabilities, net of current portion	301.6	316.0
Postretirement benefit liabilities, net of current portion	141.0	143.0
Non-recourse liabilities held by special purpose entities	1,176.7	1,179.6
Deferred income taxes	3,533.0	3,540.6
Other long-term liabilities	661.6	658.0
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	14.1	14.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 255.0 million and 257.0 million shares outstanding at December 31, 2015 and September 30, 2015, respectively	2.6	2.6
Capital in excess of par value	10,696.5	10,767.8
Retained earnings	1,104.1	1,661.6
Accumulated other comprehensive loss	(827.5)	(780.2)
Total stockholders’ equity	10,975.7	11,651.8
Noncontrolling interests	146.7	132.1
Total equity	11,122.4	11,783.9
	$24,831.2	$25,356.8

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2015	2014
Operating activities:
Consolidated net (loss) income	$(451.7)	$125.6
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	294.3	151.8
Cost of real estate sold	9.3	—
Deferred income tax (benefit) expense	(20.5)	58.9
Share-based compensation expense	11.8	10.7
(Gain) loss on disposal of plant, equipment and other, net	(0.5)	0.6
Equity in income of unconsolidated entities	(1.3)	(2.2)
Pension and other postretirement funding (more) than expense (income)	(12.2)	4.6
Cash surrender value increase in excess of premiums paid	(10.0)	—
Impairment adjustments and other non-cash items	108.5	(2.9)
Impairment of Specialty Chemicals goodwill	478.3	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	228.6	94.8
Inventories	(59.5)	(19.1)
Other assets	16.0	(5.4)
Accounts payable	(49.0)	(51.5)
Income taxes	30.5	(5.7)
Accrued liabilities and other	(49.6)	(27.8)
Net cash provided by operating activities	523.0	332.4
Investing activities:
Capital expenditures	(203.8)	(126.9)
Cash paid for the purchase of business, net of cash acquired	(281.7)	—
Debt purchased in connection with an acquisition	(36.5)	—
Investment in unconsolidated entities	(0.1)	—
Return of capital from unconsolidated entities	0.1	0.2
Proceeds from sale of subsidiary and affiliates	10.2	—
Proceeds from sale of property, plant and equipment	8.4	3.5
Net cash used for investing activities	(503.4)	(123.2)
Financing activities:
Additions to revolving credit facilities	121.9	39.4
Repayments of revolving credit facilities	(75.5)	(58.7)
Additions to debt	277.2	10.9
Repayments of debt	(143.8)	(165.6)
Commercial card program	(0.4)	(0.4)
Debt issuance costs	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	5.4	1.8
Purchases of common stock	(94.3)	(8.7)
(Repayments to) advances from unconsolidated entity	(1.1)	0.5
Cash dividends paid to shareholders	(96.4)	(26.3)
Cash distributions paid to noncontrolling interests	(2.8)	(1.2)
Net cash used for financing activities	(9.8)	(208.4)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.6)
Increase in cash and cash equivalents	8.6	0.2
Cash and cash equivalents at beginning of period	228.3	32.6
Cash and cash equivalents at end of period	$236.9	$32.8
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$23.4	$8.8
Interest, net of amounts capitalized	19.2	5.6

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the three months ended December 31, 2015, relate to the acquisition of SP Fiber, a producer of lightweight recycled containerboard, kraft and bag paper and newsprint. For additional information regarding these acquisitions see “Note 5. Acquisitions”.

Three Months Ended December 31, 2015
(In millions)
Fair value of assets acquired, including goodwill	$475.2
Cash consideration for the purchase of business, net of cash acquired (1)	278.5
Debt purchased in connection with an acquisition	36.5
Liabilities assumed	$160.2

Included in liabilities assumed is the following item:
Debt assumed in acquisition	$13.7
(1) Cash consideration for the purchase of business, net of cash acquired reflects the cash flow line item cash paid for the purchase of business, net of cash acquired less the unreceived estimated working capital settlement of $3.2 million.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2015
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are one of North America’s leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in North America, South America, Europe and Asia. We also operate a specialty chemicals business and we develop real estate in Charleston, SC.

Note 1.	Interim Financial Statements

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2015 from the audited Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three months ended December 31, 2015 and December 31, 2014, our comprehensive (loss) income for the three months ended December 31, 2015 and December 31, 2014, our financial position at December 31, 2015 and September 30, 2015, and our cash flows for the three months ended December 31, 2015 and December 31, 2014.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2015 Form 10-K. The results for the three months ended December 31, 2015 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In November 2015, the FASB issued ASU 2015-17 “ Balance Sheet Classification of Deferred Taxes”, which amends certain provisions of ASC 740 “Income Taxes”. This ASU requires that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. Early adoption was permitted for all companies in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. We adopted these provisions prospectively on December 31, 2015, and prior periods were not retrospectively adjusted. The adoption did not have a material effect on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. These provisions are effective for annual periods beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, and based on our current stock compensation awards, the adoption is not expected to have a material effect on our consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive (Loss) Income

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2015 (in millions):

	WestRock Company Stockholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2015	$11,651.8	$132.1	$11,783.9
Net (loss) income	(453.5)	1.7	(451.8)
Other comprehensive loss, net of tax	(47.3)	—	(47.3)
Noncontrolling interests assumed in acquisition	—	10.9	10.9
Income tax expense from share-based plans	(0.3)	—	(0.3)
Compensation expense under share-based plans	12.2	—	12.2
Cash dividends declared (per share - $0.375)(2)	(97.1)	—	(97.1)
Distributions and adjustments to noncontrolling interests	—	2.2	2.2
Sale of subsidiary shares from noncontrolling interest	—	(0.2)	(0.2)
Issuance of common stock, net of stock received for minimum tax withholdings	4.2	—	4.2
Purchases of common stock	(94.3)	—	(94.3)
Balance at December 31, 2015	$10,975.7	$146.7	$11,122.4

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. As of September 30, 2015, the remaining authorization under our repurchase program was approximately 34.6 million shares. Pursuant to that repurchase plan, in the three months ended December 31, 2015, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $94.3 million. As of December 31, 2015, we had approximately 32.5 million shares of our Common Stock available for repurchase under the plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2015 and December 31, 2014 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)
Other comprehensive loss before reclassifications	—	—	(49.5)	(49.5)
Amounts reclassified from accumulated other comprehensive loss	0.3	1.9	—	2.2
Net current period other comprehensive income (loss)	0.3	1.9	(49.5)	(47.3)
Balance at December 31, 2015	$(1.1)	$(538.8)	$(287.6)	$(827.5)

(1)     All amounts are net of tax and noncontrolling interest.

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	—	(16.7)	(17.5)	(34.2)
Amounts reclassified from accumulated other comprehensive loss	—	12.4	—	12.4
Net current period other comprehensive loss	—	(4.3)	(17.5)	(21.8)
Balance at December 31, 2014	$(0.2)	$(502.5)	$(14.4)	$(517.1)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax components were determined using effective tax rates averaging approximately 33% to 34% for the three months ended December 31, 2015, and 38% to 39% for the three months ended December 31, 2014. Foreign currency translation gains and losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2015 and December 31, 2014 were primarily due to the change in the Canadian/U.S. dollar and European Euro/U.S. dollar exchange rates. For the three months ended December 31, 2014, we recorded defined benefit net actuarial losses and prior service costs, net of tax, in other comprehensive (loss) income of $2.8 million and $13.9 million, respectively, primarily due to the partial settlement, plan amendments and curtailment of certain defined benefit plans. The deferred income tax expense associated with the net actuarial losses and prior service costs was $1.7 million and $8.8 million, respectively. The amounts reclassified out of accumulated other comprehensive loss into earnings for these events are summarized in the reclassifications tables below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2015			December 31, 2014
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(2.3)	$0.7	$(1.6)	$(28.3)	$10.7	$(17.6)
Prior service (cost) credits (2)	(0.4)	0.1	(0.3)	8.4	(3.2)	5.2
Subtotal defined benefit plans	(2.7)	0.8	(1.9)	(19.9)	7.5	(12.4)

Derivative Instruments (1)
Commodity cash flow hedges (3)	(0.7)	0.3	(0.4)	—	—	—
Foreign currency cash flow hedges (4)	0.2	(0.1)	0.1	—	—	—
Subtotal derivative instruments	(0.5)	0.2	(0.3)	—	—	—

Total reclassifications for the period	$(3.2)	$1.0	$(2.2)	$(19.9)	$7.5	$(12.4)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see “Note 12. Retirement Plans” for additional details).

(3)	These accumulated other comprehensive income components are included in cost of goods sold.

(4)	These accumulated other comprehensive income components are included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended
	December 31,
	2015	2014
Basic (loss) earnings per share:
Numerator:
Net (loss) income attributable to common stockholders	$(453.5)	$125.1
Less: Distributed and undistributed income available to participating securities	—	(0.1)
Distributed and undistributed (loss) income attributable to common stockholders	$(453.5)	$125.0
Denominator:
Basic weighted average shares outstanding	257.6	140.3

Basic (loss) earnings per share attributable to common stockholders	$(1.76)	$0.89

Diluted (loss) earnings per share:
Numerator:
Net (loss) income attributable to common stockholders	$(453.5)	$125.1
Less: Distributed and undistributed income available to participating securities	—	(0.1)
Distributed and undistributed (loss) income attributable to common stockholders	$(453.5)	$125.0
Denominator:
Basic weighted average shares outstanding	257.6	140.3
Effect of dilutive stock options and non-participating securities	—	2.5
Diluted weighted average shares outstanding	257.6	142.8

Diluted (loss) earnings per share attributable to common stockholders	$(1.76)	$0.88

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of December 31, 2015 and December 31, 2014. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Due to the net loss in the three months ended December 31, 2015, options and restricted stock in the amount of 5.4 million common shares were not included in computing diluted earnings per share because the effect would have been antidilutive. Options and restricted stock in the amount of 0.8 million common shares in the three months ended December 31, 2014 were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Merger and Acquisition

SP Fiber

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA, and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction we also acquired SP Fiber's 48 percent interest in GPS. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. The purchase price was $281.7 million, net of cash received of $9.5 million. The transaction is subject to an unreceived estimated working capital settlement of $3.2 million. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We believe the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we initially announced the indefinite and then the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We determined GPS should be consolidated as a variable interest entity under ASC 810 “Consolidation”. Our evaluation concluded that WestRock is the primary beneficiary of GPS as WestRock has both the power and benefits as defined by ASC 810. We have included the results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

The preliminary purchase price allocation for the acquisition included $13.5 million of customer relationship intangible assets, $66.0 million of goodwill and $160.2 million of liabilities, including $13.7 million of debt primarily by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies), the assembled work force of SP Fiber as well as due to establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles will not be amortizable for income tax purposes. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances, thus, the allocation of the purchase price is preliminary and subject to revision.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of asset and liabilities as of the acquisition date, as well as adjustments made during fiscal 2016 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as Adjusted) (3)
Cash and cash equivalents	$265.7	$—	$265.7
Current assets, excluding cash and cash equivalents	1,858.8	—	1,858.8
Property, plant and equipment	3,991.5	5.4	3,996.9
Prepaid pension asset	1,407.8	—	1,407.8
Goodwill	3,817.3	(37.6)	3,779.7
Intangible assets	2,994.2	—	2,994.2
Restricted assets held by special purpose entities	1,302.0	—	1,302.0
Other long-term assets	363.8	2.1	365.9
Total assets acquired	16,001.1	(30.1)	15,971.0

Current portion of debt	62.3	—	62.3
Current liabilities	1,099.4	13.4	1,112.8
Long-term debt due after one year	2,090.6	—	2,090.6
Non-recourse liabilities held by special purpose entities	1,181.0	—	1,181.0
Accrued pension and other long-term benefits	235.1	—	235.1
Deferred income tax liabilities	2,366.7	(43.5)	2,323.2
Other long-term liabilities	520.0	—	520.0
Noncontrolling interest	159.3	—	159.3
Total liabilities and noncontrolling interest assumed	7,714.4	(30.1)	7,684.3

Net assets acquired	$8,286.7	$—	$8,286.7

(1)	As previously reported in “Note 6. Merger and Acquisitions” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

(2)
The measurement period adjustments recorded in fiscal 2016 did not have a significant impact on our condensed consolidated statements of operations for the three months ended September 30, 2015 or December 30, 2015. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of September 30, 2015. Therefore, we have recorded the cumulative impact in fiscal 2016 and have not retrospectively adjusted the comparative 2015 financial information presented herein.

(3)
The measurement period adjustments were due primarily to refinements to third party appraisals and carrying amounts of certain assets and liabilities as well as adjustments to certain tax accounts based on among other things, adjustments to deferred tax liabilities including any appraisal adjustments, analysis of the tax basis of acquired assets and liabilities and other tax adjustments. The net impact of the measurement period adjustments resulted in a net decrease to goodwill.

The preliminary estimated fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization and increased vertical integration and synergistic opportunities), the assembled work force of MWV as well as due to establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following unaudited pro forma information reflects our condensed consolidated results of operations as if the Combination had taken place on October 1, 2013. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the Combination, including, but not limited to, anticipated costs savings from synergies or other operational improvements (in millions).

Three Months Ended December 31, 2014
(Unaudited)
Net sales	$3,855.9
Net income attributable to common stockholders	$156.3

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $171.1 million and $5.4 million for the three months ended December 31, 2015 and December 31, 2014, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months ended December 31, 2015 and December 31, 2014, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(2)	Current Qtr.	$121.2	$9.1	$0.2	$5.2	$3.3	$139.0
	Prior Year Qtr.	0.3	—	0.1	0.9	0.9	2.2
	Cumulative	163.1	38.5	7.9	20.2	16.9	246.6
	Expected Total	163.1	38.5	9.1	26.6	21.2	258.5
Consumer Packaging(3)	Current Qtr.	(2.1)	0.6	0.2	0.1	—	(1.2)
	Prior Year Qtr.	0.1	0.4	—	—	—	0.5
	Cumulative	3.3	4.0	1.2	1.4	0.5	10.4
	Expected Total	3.3	4.0	1.2	1.4	0.5	10.4
Other(4)	Current Qtr.	1.2	—	—	—	32.1	33.3
	Prior Year Qtr.	—	—	—	—	2.7	2.7
	Cumulative	1.2	—	—	—	312.9	314.1
	Expected Total	1.2	—	—	—	312.9	314.1
Total	Current Qtr.	$120.3	$9.7	$0.4	$5.3	$35.4	$171.1
	Prior Year Qtr.	$0.4	$0.4	$0.1	$0.9	$3.6	$5.4
	Cumulative	$167.6	$42.5	$9.1	$21.6	$330.3	$571.1
	Expected Total	$167.6	$42.5	$10.3	$28.0	$334.6	$583.0

(1)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(2)
The Corrugated Packaging segment current quarter charges primarily reflect the charges associated with the permanent closure of the Coshocton, OH medium mill and the Newberg, OR containerboard and newsprint mill and on-going closure costs at previously closed facilities. The prior year quarter charges primarily reflect on-going closure costs at previously closed facilities net of asset sales. The cumulative charges are primarily associated with the closure of the Coshocton, Newberg and Matane, Quebec mills and the cumulative closure of certain corrugated container plants and recycled collection facilities acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(3)
The Consumer Packaging segment current quarter income is primarily associated with the gain on sale of the Cincinnati, OH specialty recycled paperboard mill, partially offset by severance costs relating to exiting a product offering at one of our facilities and on-going closure activity at previously closed facilities. The prior year quarter charges primarily reflect the closure of a small converting facility and on-going closure activity at previously closed facilities. The cumulative charges primarily reflect our Cincinnati, OH mill and the consolidation of converting and merchandising displays facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(4)
The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate that primarily consist of costs incurred as a result of the Combination, the Smurfit-Stone Acquisition, and other acquisition and divestiture expenses. The charges in the Net Property, Plant and Equipment column are for the write-off of leasehold improvements associated with the integration of the Combination. The pre-tax charges in the “Other” segment are summarized below (in millions):

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Acquisition Expenses	Integration Expenses	Divestiture Expenses	Total
Current Qtr.	$3.5	$21.5	$8.3	$33.3
Prior Year Qtr.	$0.5	$2.2	$—	$2.7

Acquisition expenses include expenses associated with mergers, acquisitions and other business combinations, whether consummated or not, as well as litigation expenses associated with mergers, acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate merger and acquisition integration, such as information systems integration costs, lease expense and other costs. Divestiture expenses are primarily associated with costs incurred to support the planned Specialty Chemicals segment separation and consist primarily of advisory, legal, accounting and other professional fees. Due to the complexity and duration of the integration activities associated with the Combination, the precise amount expected to be incurred has not been quantified in the “Expected Total” in the Summary of Restructuring and Other Costs, Net table above. We expect integration activities to continue during fiscal 2016 and 2017.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended
	December 31,
	2015	2014
Accrual at beginning of fiscal year	$21.4	$10.9
Additional accruals	20.2	0.2
Payments	(12.2)	(2.7)
Adjustment to accruals	0.6	0.9
Accrual at December 31	$30.0	$9.3

Reconciliation of accruals and charges to restructuring and other costs, net:
	Three Months Ended
	December 31,
	2015	2014
Additional accruals and adjustments to accruals (see table above)	$20.8	$1.1
Acquisition expenses	3.5	0.5
Integration expenses	12.3	2.1
Divestiture expenses	8.3	—
Net property, plant and equipment	120.3	0.4
Severance and other employee expense	0.1	0.4
Equipment and inventory relocation costs	0.4	0.1
Facility carrying costs	5.3	0.9
Other expense (income)	0.1	(0.1)
Total restructuring and other costs, net	$171.1	$5.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7.	Income Taxes

The effective tax rates for the three months ended December 31, 2015 and December 31, 2014 were (6.2)% and 33.0% respectively. The effective tax rates for the three months ended December 31, 2015 were different than the statutory rate primarily due to no tax benefit being recorded for the goodwill impairment with respect to our Specialty Chemicals reporting unit (see Note 14. “Segment Information” for additional details), the impact of state taxes, the domestic manufacturer’s deduction, the exclusion of tax benefits related to certain foreign losses, and a tax rate differential with respect to foreign earnings. The effective tax rates for the three months ended December 31, 2014 were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a lower tax rate with respect to foreign earnings.

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

	December 31, 2015	September 30, 2015
Finished goods and work in process	$1,023.4	$983.3
Raw materials	691.7	697.4
Spare parts and supplies	344.3	333.3
Inventories at FIFO cost	2,059.4	2,014.0
LIFO reserve	(32.0)	(50.6)
Net inventories	$2,027.4	$1,963.4

Note 9.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following (in millions):

	December 31, 2015	September 30, 2015
Property, plant and equipment at cost:
Land and buildings	$2,392.9	$2,336.8
Machinery and equipment	10,491.2	10,066.6
Forestlands and mineral rights	148.6	161.3
Transportation equipment	20.2	20.3
Leasehold improvements	65.7	60.7
	13,118.6	12,645.7
Less accumulated depreciation and amortization	(3,355.9)	(3,049.0)
Property, plant and equipment, net	$9,762.7	$9,596.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10.	Debt

In connection with the Combination, the public bonds issued by RockTenn and MWV are guaranteed by WestRock and have cross-guarantees by its wholly-owned subsidiaries RockTenn and MWV. The IDBs associated with the capital lease obligations of MWV are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. At December 31, 2015, our Credit Facility and public bonds were unsecured. For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

The following were individual components of debt (in millions):

	December 31, 2015		September 30, 2015
	Carrying Value	Weighted Avg. Interest Rate	Carrying Value	Weighted Avg. Interest Rate
U.S. Dollar Denominated Fixed Rate Debt:
Notes due fiscal 2017 to 2022	$1,666.9	3.8%	$1,672.2	3.8%
Notes due fiscal 2023 to 2027	437.2	4.4%	436.8	4.4%
Notes due fiscal 2030 to 2033	999.0	4.7%	1,002.8	4.6%
Notes due fiscal 2037 to 2047	179.9	5.9%	180.1	5.9%

U.S. Dollar Denominated Floating Rate Debt:
Term loan facilities	1,794.9	1.5%	1,794.7	1.4%
Revolving credit and swing facilities	110.4	1.2%	64.1	2.6%
Receivables-backed financing facility	365.0	1.0%	198.0	0.9%

Capital lease obligations	159.2	5.6%	165.9	5.7%

International and other debt	104.0	7.3%	117.8	6.9%
Total debt	5,816.5	3.2%	5,632.4	3.3%
Less current portion of debt	184.8		74.1
Long-term debt due after one year	$5,631.7		$5,558.3

In connection with purchase accounting, we increased the value of debt assumed to reflect the debt at fair value. Total debt at December 31, 2015 and September 30, 2015 includes $333.5 million and $340.9 million of unamortized fair market value step-up. A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and are in compliance with all of our covenants at December 31, 2015. At December 31, 2015, we had $47.1 million of outstanding letters of credit not drawn upon. At December 31, 2015, we had approximately $3.3 billion of availability under our credit facilities, which may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. Included in this availability is a $1.1 billion unfunded, delayed draw, term loan facility. The estimated fair value of our debt was approximately $5.9 billion and $5.7 billion as of December 31, 2015 and September 30, 2015, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which can be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). Also, on July 1, 2015, we entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million. On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The maturity of the facility is December 1, 2016. At December 31, 2015 we had $96.0 million outstanding under this facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Receivables-Backed Financing Facility

Our $700.0 million receivables-backed financing facility is scheduled to expire on October 24, 2017. At December 31, 2015 and September 30, 2015, maximum available borrowings, excluding amounts outstanding, under the Receivables Facility were approximately $522.0 million and $555.4 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2015 was approximately $693.6 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Note 11.	Fair Value

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

We disclose the fair value of our pension and postretirement assets and liabilities in “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K and the fair value of our long-term debt in “Note 10. Debt” herein. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

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

The following table represents a summary of the activity under the A/R Sales Agreement for the three months ended December 31, 2015 and December 31, 2014 (in millions):

	Three Months Ended
	December 31,
	2015	2014
Receivable from financial institution at beginning of fiscal year	$5.8	$10.4
Receivables sold to the financial institution and derecognized	337.0	219.4
Receivables collected by financial institution	(332.7)	(219.8)
Cash proceeds from financial institution	(4.2)	(6.4)
Receivable from financial institution at December 31,	$5.9	$3.6

Cash proceeds related to receivables sold are included in cash from operating activities in the condensed consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is recorded in interest income and other income (expense), net. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2015 and December 31, 2014, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 12.	Retirement Plans

We have defined benefit pension plans and other postretirement plans for certain U.S. and non-U.S. employees. These plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, under several labor contracts, we make payments, based on hours worked, into multiemployer pension plan trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in our principal pension plan. The postretirement plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. For more information regarding our retirement plans, see “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

The following table represents a summary of the components of net pension cost (in millions):

	Three Months Ended
	December 31,
	2015	2014
Service cost	$21.9	$7.7
Interest cost	77.4	49.6
Expected return on plan assets	(103.1)	(65.0)
Amortization of net actuarial loss	2.7	8.7
Amortization of prior service cost	1.0	0.3
Settlement loss recognized	—	20.0
Company defined benefit plan expense	(0.1)	21.3
Multiemployer and other plans	1.4	1.3
Net pension cost	$1.3	$22.6

During the three months ended December 31, 2015 and December 31, 2014, we made contributions of $9.7 million and $6.4 million to our qualified and supplemental defined benefit pension plans.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive (loss) income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings, which is included in the line item “Pension

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Operations. The impact of the settlement is included in the net periodic pension cost table above. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive (loss) income.

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended
	December 31,
	2015	2014
Service cost	$0.6	$0.1
Interest cost	2.1	1.2
Amortization of net actuarial gain	(0.3)	(0.3)
Amortization of prior service credit	(0.5)	(0.5)
Curtailment gain recognized	—	(8.1)
Postretirement plan expense (income)	$1.9	$(7.6)

During the three months ended December 31, 2015 and December 31, 2014, we funded an aggregate of $4.3 million and $2.7 million, respectively, to our postretirement benefit plans.

In October 2014, we entered into a master agreement with the United Steelworkers Union that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items including wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Operations. The aggregate postretirement benefit obligation decreased $0.9 million as a result of the curtailment.

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” In November 2015, the EPA finalized rulemaking containing various amendments and technical corrections to the January 2013 rule. For our boilers, the Boiler MACT rule currently requires compliance by January 31, 2016, unless a facility has requested and received an extension. All of our mills that are subject to regulation under Boiler MACT have met the January 31, 2016 compliance deadline, with the exception of those mills for which we have obtained a compliance extension. We expect our mills that have obtained a compliance extension to be completed by their extension dates, none of which go beyond January 31, 2017. There are a number of pending legal challenges to the Boiler MACT rule, but we cannot currently predict with certainty how the outcomes of this litigation will impact our Boiler MACT strategies and costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On October 1, 2010, our Hopewell, VA containerboard mill received a NOV from the EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We entered into a consent order and final agreement with the EPA in the first quarter of fiscal 2016 and settled this matter for an amount less than $0.1 million. We do not believe that any of the compliance obligations required as a condition of settlement will have a significant adverse effect on our results of operations, financial condition or cash flows. We also are involved in various other administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles and policy limits, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform other remediation projects, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our obligations under CERCLA and other remediation programs, and therefore, our results of operations, financial condition or cash flows.

As of December 31, 2015, we had approximately $6.4 million reserved for environmental liabilities on an undiscounted basis, of which $4.8 million is included in other long-term liabilities and $1.6 million in other current liabilities. We believe the liability for these matters was adequately reserved at December 31, 2015.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the Agency issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for WestRock’s manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. Due to ongoing litigation and other uncertainties regarding these regulations, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which WestRock has manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in early 2012, and enforceable compliance obligations began on January 1, 2013. We do not have any manufacturing facilities that are currently subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued for public comment a draft of the Clean Air Rule, which is intended to limit GHGs from facilities that have average annual CO2e emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, will join the program in emissions year 2020. We are carefully monitoring the development of this rulemaking to assess its potential impact on our Tacoma operations.

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

The regulation of climate change continues to develop in the areas of the world where we conduct business. We have systems in place for tracking the GHG emissions from our energy-intensive facilities, and we carefully monitor developments in climate change laws, regulations and policies to assess the potential impact of such developments on our results of operations, financial condition, cash flows and disclosure obligations.

Litigation

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (the “Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. The United States Court of Appeals for the Seventh Circuit held oral arguments on the appeal in December 2015. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2015, there were approximately 713 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Guarantees

We make certain guarantees in the course of conducting our operations or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be up to $50 million. As of December 31, 2015, we have recorded $5.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law, however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 14.	Segment Information

We report our results of operations in the following four reportable segments: Corrugated Packaging, consisting of our corrugated mill and packaging operations, as well as our recycling operations; Consumer Packaging, consisting of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations; Specialty Chemicals, manufactures and distributes specialty chemicals for the automotive, energy, and infrastructure industries; and Land and Development, develops and sells real estate primarily in the Charleston, SC market. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2015	2014
Net sales (aggregate):
Corrugated Packaging	$1,964.3	$1,842.8
Consumer Packaging	1,542.2	713.0
Specialty Chemicals	209.8	—
Land and Development	15.4	—
Total	$3,731.7	$2,555.8
Less net sales (intersegment):
Corrugated Packaging	$34.3	$32.2
Consumer Packaging	16.7	9.4
Specialty Chemicals	—	—
Land and Development	—	—
Total	$51.0	$41.6
Net sales (unaffiliated customers):
Corrugated Packaging	$1,930.0	$1,810.6
Consumer Packaging	1,525.5	703.6
Specialty Chemicals	209.8	—
Land and Development	15.4	—
Total	$3,680.7	$2,514.2
Segment income:
Corrugated Packaging	$180.1	$184.9
Consumer Packaging	91.2	59.0
Specialty Chemicals	7.1	—
Land and Development	0.7	—
Segment income	279.1	243.9
Pension lump sum settlement and retiree medical curtailment, net	—	(11.9)
Restructuring and other costs, net	(171.1)	(5.4)
Impairment of Specialty Chemicals goodwill	(478.3)	—
Non-allocated expenses	(4.5)	(15.9)
Interest expense	(65.2)	(23.3)
Interest income and other income (expense), net	14.5	0.2
(Loss) income before income taxes	(425.5)	187.6
Income tax expense	(26.2)	(62.0)
Consolidated net (loss) income	(451.7)	125.6
Less: Net income attributable to noncontrolling interests	(1.8)	(0.5)
Net (loss) income attributable to common stockholders	$(453.5)	$125.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the carrying amount of goodwill for the three months ended December 31, 2015 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Specialty Chemicals	Land and Development	Total
Balance as of September 30, 2015
Goodwill	$1,667.5	$3,022.4	$1,047.4	$—	$5,737.3
Accumulated impairment losses	—	(42.8)	—	—	(42.8)
	1,667.5	2,979.6	1,047.4	—	5,694.5
Goodwill acquired	66.0	—	—	—	66.0
Impairment loss	—	—	(478.3)	—	(478.3)
Purchase price allocation adjustments	—	(19.6)	(18.0)	—	(37.6)
Translation adjustment	(1.7)	(13.7)	(0.1)	—	(15.5)
Balance as of December 31, 2015
Goodwill	1,731.8	2,989.1	1,029.3	—	5,750.2
Accumulated impairment losses	—	(42.8)	(478.3)	—	(521.1)
	$1,731.8	$2,946.3	$551.0	$—	$5,229.1

In the three months ended December 31, 2015, we recorded a goodwill impairment charge related to our Specialty Chemicals reporting unit. The goodwill acquired in the same period relates to the acquisition of SP Fiber and the purchase price allocation adjustments relate to the refinement of the purchase price allocation in the Combination.

On July 1, 2015, RockTenn and MWV completed a strategic combination of their respective businesses. As part of the Combination we have recorded the preliminary purchase price allocation as discussed in “Note 5. Merger and Acquisition”. In the three months ended December 31, 2015, as part of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it is more likely than not that the goodwill of the Specialty Chemicals reporting unit was impaired, we considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of the reporting unit. We concluded that an impairment indicator had occurred related to the goodwill of the Specialty Chemicals reporting unit and that the indicator was driven by market factors subsequent to the preliminary purchase price allocation completed in fiscal 2015.

We performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July, 1 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and began a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held for use” basis did not exceed the estimated undiscounted future cash flows.

In light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million in the Condensed Consolidated Statements of Operations in the line item “Impairment of Specialty Chemicals goodwill”. Our “Step 2” test is preliminary due to the timing and complexities of determining the fair value, including factors such as but not limited to, measuring the fair value of all assets and liabilities and assessing the impact on deferred taxes. Upon completion of the preliminary “Step 2” test, or depending upon future macroeconomic conditions, industry and market considerations, and financial performance, it is possible that we may record future impairment charges for the Specialty Chemicals reporting unit.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15.	Subsequent Events

Packaging Acquisition

On January 19, 2016, we completed the stock purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $105 million, subject to a working capital settlement and is subject to an election under section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S assets. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. The operations will be included in our Consumer Packaging segment. The transaction is expected to generate synergies and be immediately accretive to earnings.

Uncasville Mill Closure

Following the October 1, 2015 acquisition of SP Fiber, we reassessed our overall mill system to match our system supply to our customer demand. In January 2016, we announced the permanent closure of our Uncasville, CT medium mill that had an annual capacity of 165,000 tons. We continued to run the mill until early February to provide for the orderly closure and consumption of raw materials. As a result of the closure, we expect to record an initial charge of approximately $58 million primarily for asset impairments and severance. Approximately $54 million of the costs are non-cash for the impairment of property, plant and equipment and related parts and supplies. We will incur other future costs, primarily facility carrying costs, until the facility is disposed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2015, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2015 Form 10-K. The table in “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments. See our reconciliations of non-GAAP measures in the “Non-GAAP Financial Measures” section below.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. The Combination is described in “Note 5. Merger and Acquisition” of the Notes to Condensed Consolidated Financial Statements included herein.

RockTenn was the accounting acquirer in the Combination, therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s condensed consolidated financial statements for the three months ended December 31, 2014 reflect only RockTenn’s results. We have aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development.

We have reclassified prior period segment results to align to these segments for all periods presented herein. We intend to complete the separation of our specialty chemicals business, now called Ingevity, through a spin-off or other alternative transaction. We are targeting an approximate May 1, 2016 separation date. However, there can be no assurance of the timeframe in which the separation will occur or that the separation will occur at all. Until the separation occurs, we will have the discretion to determine and change the terms of the separation or determine not to proceed with the separation.

Overview

Net sales of $3,680.7 million for the first quarter of fiscal 2016 increased $1,166.5 million, or 46.4%, over the first quarter of fiscal 2015. The net sales increase was primarily the result of the Combination (July 1, 2015) and the SP Fiber Acquisition (October 1, 2015) that together contributed $1,281.7 million of net sales. Segment income increased $35.2 million or 14.4% to $279.1 million in the first quarter of fiscal 2016 compared to the prior year quarter, primarily as a result of the Combination. Segment income in the first quarter of fiscal 2016 was reduced by $4.8 million of expense for inventory stepped-up in purchase accounting, net of the related LIFO impact.

The net loss in the first quarter of fiscal 2016 was $453.5 million compared to net income of $125.1 million in the first quarter of last year. Adjusted Net Income in the first quarter of fiscal 2016 of $153.7 million increased $16.1 million over the first quarter of last year. Loss per diluted share in the first quarter of fiscal 2016 was $1.76 per share as compared to earnings per diluted share of $0.88 per share in the first quarter of last year. Adjusted Earnings Per Diluted Share in the first quarter of fiscal 2016 were $0.59 per share as compared to $0.96 per share in the first quarter of last year. The loss in the first quarter of fiscal 2016 was due to the $478.3 million Specialty Chemicals non-cash goodwill impairment, for which no tax benefit was recorded, and was also impacted by $185.9 million pf restructuring and other items in the quarter as set forth below the reconciliation of Adjusted Earnings Per Diluted Share that follows.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three months ended December 31, 2015 and December 31, 2014 and is followed by a discussion of the adjustments to reconcile diluted earnings per share attributable to common stockholders to Adjusted Earnings Per Diluted Share (in millions):

	Three Months Ended
	December 31,
	2015	2014
Net sales	$3,680.7	$2,514.2
Cost of goods sold	2,979.5	2,044.7
Gross profit	701.2	469.5
Selling, general and administrative expenses, excluding intangible amortization	363.7	221.3
Selling, general and administrative intangible amortization	64.2	22.4
Pension lump sum settlement and retiree medical curtailment, net	—	11.9
Restructuring and other costs, net	171.1	5.4
Impairment of Specialty Chemicals goodwill	478.3	—
Operating (loss) profit	(376.1)	208.5
Interest expense	(65.2)	(23.3)
Interest income and other income (expense), net	14.5	0.2
Equity in income of unconsolidated entities	1.3	2.2
(Loss) income before income taxes	(425.5)	187.6
Income tax expense	(26.2)	(62.0)
Consolidated net (loss) income	(451.7)	125.6
Less: Net income attributable to noncontrolling interests	(1.8)	(0.5)
Net (loss) income attributable to common stockholders	$(453.5)	$125.1

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to the most directly comparable GAAP measure Earnings per diluted share (in dollars per share) for the periods indicated:

	Three Months Ended
	December 31,
	2015	2014
(Loss) earnings per diluted share	$(1.76)	$0.88

Impairment of Specialty Chemicals goodwill	1.86	—
Restructuring and other items	0.49	0.02
Inventory stepped-up in purchase accounting	0.01	0.01
Pension lump sum settlement and retiree medical curtailment, net	—	0.05
Adjustment to reflect adjusted earning on a fully diluted basis	(0.01)	—
Adjusted Earnings Per Diluted Share	$0.59	$0.96

In the first quarter of fiscal 2016, we recorded a $478.3 million pre-tax and after-tax non-cash Specialty Chemicals goodwill impairment charge. In addition, our restructuring and other items included $137.8 million of pre-tax facility closure costs, which primarily related to the previously announced permanent closure of the Coshocton, OH medium mill and the permanent closure of the Newberg, OR mill; $21.5 million of pre-tax integration expenses primarily including severance and other costs associated with the Combination; $12.2 million of operating losses and transition costs primarily associated with operations in the process of being closed; $8.3 million of pre-tax costs associated with the planned separation of our Specialty Chemicals business into a new public company, Ingevity; $3.5 million of acquisition expenses; and $2.6 million of start-up costs at our Specialty Chemicals carbon facility in China. Additionally, we incurred $4.8 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

In the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. These two items aggregated $11.9 million pre-tax or $0.05 per diluted share after-tax. In addition, our restructuring and other items were $0.02 per diluted share and consisted primarily of $3.3 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities and $2.7 million of pre-tax integration and acquisition costs.

We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” and “Note 12. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	$2,514.2	$2,455.6	$2,538.9	$3,872.6	$11,381.3
Fiscal 2016	$3,680.7
% Change	46.4%

Net sales in the first quarter of fiscal 2016 increased $1,166.5 million compared to the first quarter of fiscal 2015 as a result of the Combination and the SP Fiber Acquisition that together contributed $1,281.7 million of net sales. Excluding these transactions, net sales decreased due to estimated lower selling price/mix of $43.2 million and volume of $72.0 million.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	$2,044.7	$1,998.5	$2,012.6	$3,114.7	$9,170.5
(% of Net Sales)	81.3%	81.4%	79.3%	80.4%	80.6%

Fiscal 2016	$2,979.5
(% of Net Sales)	80.9%

The increase in cost of goods sold in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was due to the higher sales as a result of the Combination and the SP Fiber Acquisition. Cost of goods sold as a percentage of net sales in the first quarter of fiscal 2016 declined compared to the prior year first quarter primarily due to increased synergies and performance improvements, and lower energy and fiber costs which were partially offset by the impact of lower selling prices in the current year quarter. Excluding these transactions, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $38.0 million, commodity costs decreased $24.2 million primarily due to lower aggregate fiber and board costs, shipping and warehousing costs decreased $7.1 million and aggregate depreciation and amortization increased $6.3 million.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	$221.3	$230.5	$224.7	$365.5	$1,042.0
(% of Net Sales)	8.8%	9.4%	8.9%	9.4%	9.2%

Fiscal 2016	$363.7
(% of Net Sales)	9.9%

SG&A excluding intangible amortization increased $142.4 million in the first quarter of fiscal 2016 compared to the prior year quarter primarily as a result of the Combination and the SP Fiber Acquisition.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $64.2 million and $22.4 million in the first quarter of fiscal 2016 and 2015, respectively. The increase in SG&A intangible amortization is primarily due to the intangibles acquired in the Combination and the SP Fiber Acquisition. See “Note 5. Merger and Acquisition” of the Notes to Condensed Consolidated Financial Statements included herein for additional information regarding the Combination.

Pension Lump Sum Settlement and Retiree Medical Curtailment, Net

During the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, during the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. For additional information see “Note 12. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $171.1 million and $5.4 million in the first quarter of fiscal 2016 and 2015, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Impairment of Specialty Chemicals Goodwill

In light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and our preliminary “Step 2” test we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million in the first quarter of fiscal 2016. For additional information on the Specialty Chemicals impairment charge see “Note 14. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein.

Merger and Acquisition

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction we also acquired SP Fiber's 48 percent interest in GPS. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. We believe the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we initially announced the indefinite and then the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. We have included the results of MWV’s operations since the date of the Combination in our condensed consolidated financial statements as follows: Corrugated Packaging includes MWV’s former Industrial segment (along with RockTenn’s former Corrugated Packaging and Recycling segments); Consumer Packaging includes MWV’s former Food & Beverage, and Home, Health & Beauty segments (along with RockTenn’s former Consumer Packaging and Merchandising Displays segments); Specialty Chemicals is the former MWV segment that manufactures and distributes specialty chemicals for the automotive, energy, and infrastructure industries; and, Land and Development is the former MWV Community Development and Land Management segment that develops and sells real estate primarily in the Charleston, SC market.

We discuss these acquisitions in more detail in “Note 5. Merger and Acquisition” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the first quarter of fiscal 2016 increased to $65.2 million from $23.3 million for the same quarter last year. The increase was primarily due to debt assumed in the Combination, net of an $8.9 million reduction in interest expense related to the amortization of the fair value of debt step-up from the Combination.

Provision for Income Taxes

We recorded income tax expense of $26.2 million for the three months ended December 31, 2015 compared to income tax expense of $62.0 million for the three months ended December 31, 2014, respectively. The effective tax rates for the three months ended December 31, 2015 and December 31, 2014 were approximately (6.2)% and 33.0%, respectively.

The effective tax rates for the three months ended December 31, 2015 were different than the statutory rate primarily due to no tax benefit being recorded for the goodwill impairment with respect to our Specialty Chemicals reporting unit (see Note 14. “Segment Information” for additional details), the impact of state taxes, the domestic manufacturer’s deduction, the exclusion of tax benefits related to certain foreign losses, and a tax rate differential with respect to foreign earnings. The effective tax rates for the three months ended December 31, 2014 were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a lower tax rate with respect to foreign earnings.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging shipments in two groups following the Combination, North America and Brazil / India. Our recycled fiber tons reclaimed and brokered are also separately presented below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
North American Corrugated Packaging Segment Shipments - thousands of tons	1,995.8	1,936.7	2,032.6	2,018.0	7,983.1
North American Corrugated Containers Shipments - BSF	18.8	18.9	19.6	19.4	76.7
North American Corrugated Containers Per Shipping Day - MMSF	309.0	304.5	309.9	303.2	306.6

Fiscal 2016
North American Corrugated Packaging Segment Shipments - thousands of tons	2,046.7
North American Corrugated Containers Shipments - BSF	19.4
North American Corrugated Containers Per Shipping Day - MMSF	318.1

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	—	—	—	171.4	171.4
Brazil / India Corrugated Containers Shipments - BSF	—	—	—	1.4	1.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	—	—	—	18.1	18.1

Fiscal 2016
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	180.2
Brazil / India Corrugated Containers Shipments - BSF	1.5
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	1,628.0	1,576.6	1,781.8	1,834.9	6,821.3
Fiscal 2016	1,975.2

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$1,842.8	$184.9	10.0%
Second Quarter	1,799.5	169.4	9.4
Third Quarter	1,887.3	217.0	11.5
Fourth Quarter	1,987.3	235.4	11.8
Fiscal 2015	$7,516.9	$806.7	10.7%

Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $121.5 million in the first quarter of fiscal 2016 compared to the prior year quarter primarily due to $184.3 million of net sales from facilities acquired in the Combination and the SP Fiber Acquisition partially offset by the impact of an estimated $45.9 million of lower corrugated selling price/mix and $16.9 million of lower volumes excluding these transactions.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2016 decreased $4.8 million compared to the prior year first quarter. The decrease in segment income was primarily a result of lower selling price/mix and volume, more than offsetting the impact of lower energy and fiber costs, increased productivity improvements and income from the Combination and the SP Fiber Acquisition, in part due to the operating losses at the acquired Newberg mill. The estimated impact of lower selling price/mix was $45.9 million and the estimated impact of lower volume was $13.3 million in the first quarter fiscal 2016 compared to the prior year quarter. Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $34.0 million, commodity costs decreased $18.9 million primarily due to aggregate fiber and board costs, aggregate freight, shipping and warehousing costs decreased $7.9 million and depreciation and amortization expense increased $5.6 million.

Consumer Packaging Shipments

Consumer Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. We have included the impact of the Combination beginning in the fourth quarter of fiscal 2015. The shipment data table excludes merchandising displays and dispensing sales since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills Paperboard LLC since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2	378.5	388.6	1,043.9	2,182.2
Consumer Packaging Converting Shipments - BSF	5.2	5.3	5.5	9.2	25.2
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	86.3	144.5	100.9

Fiscal 2016
Consumer Packaging Segment Shipments - thousands of tons	926.0
Consumer Packaging Converting Shipments - BSF	8.9
Consumer Packaging Converting Per Shipping Day - MMSF	145.3

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$713.0	$59.0	8.3%
Second Quarter	694.9	52.4	7.5
Third Quarter	690.2	77.9	11.3
Fourth Quarter	1,642.0	77.7	4.7
Fiscal 2015	$3,740.1	$267.0	7.1%

Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%

Net Sales (Consumer Packaging Segment)

The $829.2 million increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2016 compared to the prior year first quarter was primarily due to $880.5 million of net sales from facilities acquired in the Combination. The net sales from the facilities acquired in the Combination were partially offset by $44.0 million of lower display sales due to softness in customer promotional spending and an estimated $13.9 million impact of lower volume in the first quarter of fiscal 2016 compared to the prior year quarter.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2015 increased $32.2 million compared to the prior year quarter primarily reflecting $39.3 million from facilities acquired in the Combination, the impact of synergy and productivity improvements and lower fiber and energy related costs compared to the prior year quarter partially offset by the impact of lower volume. The estimated impact of lower volume was $13.9 million in the first quarter of fiscal 2016 compared to the prior year quarter. Excluding the Combination, on a volume adjusted basis compared to the prior year quarter, commodity costs decreased $5.4 million primarily due to lower aggregate fiber and board costs and energy costs decreased $4.1 million. Segment income was reduced by $2.2 million of pre-tax merger inventory step-up expense, net of the related LIFO impact in the first quarter of fiscal 2016.

Specialty Chemicals Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$256.5	$33.6	13.1
Fiscal 2015	$256.5	$33.6	13.1%

Fiscal 2016
First Quarter	$209.8	$7.1	3.4%

Net Sales (Specialty Chemicals Segment)

Our Specialty Chemicals net sales for the first quarter of fiscal 2016 reflected sales of activated carbon and asphalt additive products at record levels, while net sales of oilfield chemicals were down significantly due to reduced oilfield drilling and production activity and we experienced pricing and volume pressure in certain industrial specialties markets due to competitive materials. The Specialty Chemicals segment was formed as a result of the Combination; therefore, there are no prior year comparisons in our financial statements. The Specialty Chemicals segment started-up a new activated carbon plant in China in the first quarter of fiscal 2016, and we expect to realize sales in the first half of calendar 2016.

Segment Income (Specialty Chemicals)

Segment income attributable to the Specialty Chemicals segment was $7.1 million in the first quarter of fiscal 2016. Segment income was reduced by $2.0 million expense for inventory stepped-up in purchase accounting, net of the related LIFO impact. Segment income in the first quarter of fiscal 2016 was reduced by approximately $2.6 million related to start-up costs at our new activated carbon plant mentioned above and schedule maintenance outages during the first quarter of fiscal 2016.

Land and Development (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$45.0	$(3.4)	(7.6)
Fiscal 2015	$45.0	$(3.4)	(7.6)%

Fiscal 2015
First Quarter	$15.4	$0.7	4.5%

Net Sales (Land and Development Segment)

Our Land and Development net sales for the first quarter of fiscal 2016 were $15.4 million. The Land and Development segment was formed as a result of the Combination; therefore, there are no prior year comparisons.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $0.7 million in the first quarter of fiscal 2016. The Land and Development segment’s assets were stepped-up to fair value as a result of purchase accounting which resulted in substantially lower margins on the properties sold compared to pre-Combination levels. This marking to fair value of our land portfolio in this segment will reduce future profitability on existing projects but does not impact future cash flows.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are summarized below. See “Note 10. Debt” of the Notes to Condensed Consolidated Financial Statements section included herein for additional information on our outstanding debt, the fair value of our debt and the classification within the fair value hierarchy.

As a result of the Combination, we continue to evaluate our position with respect to the earnings of foreign subsidiaries of legacy MWV and whether or not these earnings are considered permanently reinvested. See “Note 12. Income Taxes” of the Notes to Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not a key source of liquidity to our domestic operations.

Cash and cash equivalents were $236.9 million at December 31, 2015 and $228.3 million at September 30, 2015. Approximately 73% of the cash and cash equivalents at December 31, 2015 were outside of the U.S. At December 31, 2015 and September 30, 2015, total debt was $5,816.5 million and $5,632.4 million, respectively, $184.8 million of which was short-term at December 31, 2015. The increase in debt was primarily related to the SP Fiber Acquisition, capital investments and stock repurchases net of cash generated from operations. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of those covenants at December 31, 2015. Aggregate liquidity under our credit facilities exceeded $3.3 billion at December 31, 2015, including the $1.1 billion unfunded, delayed draw term loan facility.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, we entered into a Credit Facility that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which can be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. As of December 31, 2015 we had not utilized the delayed draw feature. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries RockTenn and MWV. The Credit Facility contains usual and customary representations, warranties and covenants. Also, on July 1, 2015, we entered into the Farm Loan Credit Agreement which provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million. The Farm Credit Facility is guaranteed by WestRock, and its wholly-owned subsidiaries RockTenn and MWV. On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matures on December 1, 2016.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility which matures on October 24, 2017. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to certain restrictions as outlined in the Receivables Facility. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Public Bonds and Other Indebtedness

Following the Combination, the public bonds issued by RockTenn and MWV are guaranteed by WestRock and have cross-guarantees by MWV and RockTenn. The IDBs associated with the capital lease obligations of MWV are guaranteed by WestRock. We also have certain international and other debt. In connection with the Combination, we increased the value of debt assumed by $346.2 million to reflect the debt at fair value. The stepped-up debt value will be amortized to income over the life of the underlying instruments.

Accounts Receivable Sales Agreement

We have an A/R Sales Agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. The A/R Sales Agreement allows for a maximum of $300.0 million of receivables to be sold at any point in time. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. For additional information see “Note 11. Fair Value — Accounts Receivable Sales Agreement” of the Notes to Condensed Consolidated Financial Statements included herein.

Cash Flow Activity

	Three Months Ended
	December 31,
	2015	2014
	(In millions)
Net cash provided by operating activities	$523.0	$332.4
Net cash used for investing activities	$(503.4)	$(123.2)
Net cash used for financing activities	$(9.8)	$(208.4)

Net cash provided by operating activities during the three months ended December 31, 2015 increased $190.6 million compared to the three months ended December 31, 2014 primarily due to the impact of the Combination and the reduction in working capital in the current year period of $117.0 million as compared to an increase in working capital of $14.7 million in the three months ended December 31, 2014. The change in working capital in the prior year period included the sale of $65.0 million of accounts receivables in connection with the A/R Sales Agreement.

Net cash used for investing activities in the three months ended December 31, 2015 consisted primarily of $203.8 million of capital expenditures, $281.7 million for the SP Fiber Acquisition and $36.5 million for the purchase of debt owed by GPS. Net cash used for investing activities in the three months ended December 31, 2014 consisted primarily of $126.9 million of capital expenditures.

We expect fiscal 2016 capital expenditures to be in the range of $825 million to $850 million, subject to the Specialty Chemicals separation. We expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations such as Boiler MACT and, (ii) that support our strategy: to improve the competitiveness of mill and converting assets, support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018, and, generate attractive returns. We believe we have significant opportunity to improve our performance through capital investment in our box plant system. We also believe, we have identified more opportunities in our mill system to improve the productivity and cost structure and we expect to purchase printing presses, digital printers, and other equipment in our converting operations.

Our capital expenditure estimates exclude approximately $25 million of accrued liabilities associated with a dispute with vendors related to a fiscal 2012 major capital investment at one of our containerboard mills, which if paid would increase capital expenditures. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify or to comply with environmental regulation changes such as those promulgated by the EPA, including but not limited to compliance with Boiler MACT.

In the three months ended December 31, 2015, net cash used for financing activities consisted primarily of cash dividends paid to shareholders of $96.4 million and purchases of Common Stock of $94.3 million that were largely offset by the net increase in debt aggregating $179.4 million. In the three months ended December 31, 2014, net cash used for financing activities consisted primarily of the net repayment of debt aggregating $174.4 million, cash dividends paid to shareholders of $26.3 million and purchases of RockTenn Common Stock of $8.7 million. In February 2016, our board of directors approved our February 2016 quarterly dividend of $0.375 per share indicating an annualized dividend of $1.50 per share in fiscal 2016 on our Common Stock.

At December 31, 2015, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $377 million in future potential reductions of U.S. federal, state and foreign cash taxes. Since we are still completing the SP Fiber purchase price allocation, including our evaluation of their net operating losses, the amount is subject to change. We have utilized nearly all of our U.S. federal net operating losses and based on our current projections, we expect to utilize the remaining alternative minimum tax and other U.S. federal credits primarily over the next two years. We expect to receive tax benefits in fiscal 2016 and future years from the U.S. manufacturer’s deduction which has had limited use by WestRock in recent years due to lower levels of U.S. federal taxable income due to the use of U.S. federal net operating losses. Foreign net operating losses, state net operating losses and credits will be used over a longer period of time. Including the estimated impact of book and tax differences, we expect our cash tax payments to be lower than our income tax expense in fiscal 2016 and substantially similar to our income tax expense in fiscal 2017 and 2018. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

We made contributions of $9.7 million to our pension and supplemental retirement plans during the three months ended December 31, 2015. Based on current facts and assumptions, we currently expect to contribute approximately $52 million to our qualified defined benefit plans in fiscal 2016, primarily to our foreign pension plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

New Accounting Standards

See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements included herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations, financial condition or cash flows.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because it excludes restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. The Company and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net (loss) income attributable to common stockholders and (Loss) earnings per diluted share, respectively.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, Net (loss) income attributable to common stockholders (in millions, net of tax), for the periods indicated:

	Three Months Ended
	December 31,
	2015	2014
Net (loss) income attributable to common stockholders	$(453.5)	$125.1
Impairment of Specialty Chemicals goodwill	478.3	—
Restructuring and other items	125.6	3.9
Inventory stepped-up in purchase accounting	3.3	0.7
Pension lump sum settlement and retiree medical curtailment, net	—	7.9
Adjusted Net Income	$153.7	$137.6

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our intention to complete the separation of our specialty chemicals business, now called Ingevity, through a spin-off or other alternative transaction and the timing thereof; our belief that the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, mergers and acquisitions, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness based on our continual review of our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness; the marking to fair value of our land portfolio in our Land and Development segment will reduce future profitability on existing projects but does not impact future cash flows; our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018; our expectation of paying an annualized dividend of $1.50 per share in fiscal 2016 on our Common Stock; that we expect to contribute approximately $52 million to our qualified defined benefit plans in fiscal 2016, primarily to our foreign pension plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations; our expectation that each of ASU 2015-07, ASU 2014-12, ASU 2015-02, and ASU 2015-04 will not have a material effect on our consolidated financial statements; amounts and timing of capital expenditure projects; the estimate of the cost and timing of our compliance with the Boiler MACT rules; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; the expectation that buyer-specific synergies will arise after the Combination (e.g., enhanced geographic reach of the combined organization and increased vertical integration and synergistic opportunities) and our SP Fiber acquisition (e.g., enhanced reach of the combined organization and synergies); our belief that we have significant opportunity to improve our performance through capital investment in our box plant system; that management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of pending litigation and proceedings will not have a material adverse effect on our results of operations, financial condition or cash flows; that the stock purchase of various legal entities formerly owned by Cenveo Inc. is expected to generate synergies and be immediately accretive to earnings; that based on the closure of our Uncasville, CT medium mill we expect to record an initial charge of approximately $58 million primarily for asset impairments and severance and that we will incur other future costs, primarily facility carrying costs, until the facility is disposed; that the Specialty Chemicals segment started-up a new activated carbon plant in China in the first quarter of fiscal 2016, and we expect to realize sales in the first half of calendar 2016; the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $377 million in future potential reductions of U.S. federal, state and foreign cash taxes; that we expect to utilize the remaining alternative minimum tax and other U.S. federal credits primarily over the next two years; that we expect to receive tax benefits in fiscal 2016 and future years from the U.S. manufacturer’s deduction which has had limited use by WestRock in recent years due to lower levels of U.S. federal taxable income due to the use of U.S. federal net operating losses; foreign net operating losses, state net operating losses and credits will be used over a longer period of time, and that we expect our cash tax payments to be lower than our income tax expense in fiscal 2016 and substantially similar to our income tax expense in fiscal 2017 and 2018; that we expect integration activities to continue during fiscal 2016 and 2017; our belief that any of the compliance obligations required as a condition of the Hopewell, VA containerboard mill settlement will not have a significant adverse effect on our results of operations, financial condition or cash flows; our belief that the costs of projects related to certain of our current or former locations being investigated or remediated under various environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; and our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; our availability under our credit facilities may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases; it is possible that we may record future impairment charges for the Specialty Chemicals reporting unit; the tax basis in the acquired U.S. assets from the stock purchase of certain legal entities formerly owned by Cenveo Inc. will increase subject to our election under section 338(h)(10) of the Code; the stock purchase of certain legal entities formerly owned by Cenveo Inc. has provided us with attractive and complementary customers, markets and facilities; our estimation of a $3.2 million unreceived working capital settlement for the SP Fiber Acquisition; our belief that we have identified more opportunities in our mill system to improve the productivity and cost structure and we expect to purchase printing presses, digital printers, and other equipment in our converting operations; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; and our expectation that fiscal 2016 capital expenditures will be in the range of $825 million to $850 million, subject to the Specialty Chemicals separation.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our ability to successfully identify and make performance improvements; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase company stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2015 Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2015 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2015.

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

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended September 30, 2015, we merged with MWV. See “Note 5. Merger and Acquisition” of the Notes to Condensed Consolidated Financial Statements for additional information. We are in the process of integrating the acquired operation into the Company’s overall internal control over financial reporting process.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In late 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy in June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. The United States Court of Appeals for the Seventh Circuit held oral arguments on the appeal in December 2015. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2015, there were approximately 713 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. As of September 30, 2015, the remaining authorization under our repurchase program was approximately 34.6 million shares. Pursuant to that repurchase plan, in the three months ended December 31, 2015, we repurchased approximately 2.1 million shares of our Common Stock for an aggregate cost of $94.3 million. As of December 31, 2015, we had approximately 32.5 million shares of our Common Stock available for repurchase under the plan.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	—	$—	—	34,552,648
November 1, 2015 through November 30, 2015	147,055	51.08	147,055	34,405,593
December 1, 2015 through December 31, 2015	1,951,027	44.50	1,951,027	32,454,566
Total	2,098,082		2,098,082

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	February 9, 2016	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1	Uncommitted and Revolving Credit Line Agreement dated as of November 2, 2015 between Sumitomo Mitsui Banking Corporation and WestRock Company.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

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