Form 10-Q
period 2016-03-31
WestRock Co
filed 2016-05-10
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2016
Common Stock, $0.01 par value	252,609,625

WESTROCK COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2016 Incentive Stock Plan	WestRock Company Incentive Stock Plan
Adjusted Earnings per Diluted Share	As defined on p. 50
Adjusted Net Income	As defined on p. 50
A/R Sales Agreement	As defined on p. 26
Antitrust Litigation	As defined on p. 32
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 30
Business Combination Agreement	The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p. 31
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	WestRock common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Agreement	As defined on p. 25
Credit Facility	As defined on p. 25
EPA	U.S. Environmental Protection Agency
ESPP	WestRock Company Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Farm Loan Credit Agreement	As defined on p. 25
FIFO	First-in first-out inventory valuation method
Fiscal 2015 Form 10-K	WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
Grupo Gondi	Gondi, S.A. de C.V.
IDBs	Industrial Development Bonds
Ingevity	Ingevity Corporation, the specialty chemicals business of WestRock Company
LIFO	Last-in first-out inventory valuation method
MWV	WestRock MWV, LLC, formerly MeadWestvaco Corporation
MWV Merger Sub	Milan Merger Sub, LLC
MMSF	Millions of square feet

Term or Acronym	Definition

Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc., in a stock purchase
Pension Act	Pension Protection Act of 2006
PRPs or PRP	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	Our $700.0 million receivables-backed financing facility that expires on October 24, 2017
RockTenn	WestRock RKT Company, formerly Rock-Tenn Company
RockTenn Merger Sub	Rome Merger Sub, Inc.
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	The May 27, 2011 acquisition of Smurfit-Stone by Rock-Tenn Company
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
Title V permit	Operating permits issued under Title V of the Clean Air Act
U.S.	United States
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$3,696.6	$2,455.6	$7,377.3	$4,969.8
Cost of goods sold	2,975.8	1,998.5	5,955.3	4,043.2
Gross profit	720.8	457.1	1,422.0	926.6
Selling, general and administrative, excluding intangible amortization	368.0	230.5	731.7	451.8
Selling, general and administrative intangible amortization	64.8	22.1	129.0	44.5
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	11.9
Restructuring and other costs, net	131.2	17.2	302.3	22.6
Impairment of Specialty Chemicals goodwill	—	—	478.3	—
Operating profit (loss)	156.8	187.3	(219.3)	395.8
Interest expense	(62.9)	(23.0)	(128.1)	(46.3)
Interest income and other income (expense), net	6.6	(0.5)	21.1	(0.3)
Equity in (loss) income of unconsolidated entities	(0.3)	2.4	1.0	4.6
Income (loss) before income taxes	100.2	166.2	(325.3)	353.8
Income tax expense	(40.4)	(55.8)	(66.6)	(117.8)
Consolidated net income (loss)	59.8	110.4	(391.9)	236.0
Less: Net income attributable to noncontrolling interests	(2.9)	(0.6)	(4.7)	(1.1)
Net income (loss) attributable to common stockholders	$56.9	$109.8	$(396.6)	$234.9

Basic earnings (loss) per share attributable to common stockholders	$0.22	$0.78	$(1.55)	$1.67

Diluted earnings (loss) per share attributable to common stockholders	$0.22	$0.77	$(1.55)	$1.65

Cash dividends paid per share	$0.375	$0.3205	$0.750	$0.5080

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Consolidated net income (loss)	$59.8	$110.4	$(391.9)	$236.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	147.4	(29.5)	97.7	(47.2)
Derivatives:
Deferred loss on cash flow hedges	(0.6)	—	(0.6)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.3	—	0.6	—
Defined benefit pension plans:
Net actuarial gain (loss) arising during the period	1.4	—	1.4	(2.8)
Amortization and settlement recognition of net actuarial loss, included in pension cost	1.7	5.1	3.4	22.8
Prior service cost arising during the period	—	—	—	(13.9)
Amortization and curtailment recognition of prior service cost (credit), included in pension cost	0.3	0.3	0.6	(4.9)
Other comprehensive income (loss)	150.5	(24.1)	103.1	(46.0)
Comprehensive income (loss)	210.3	86.3	(288.8)	190.0
Less: Comprehensive income attributable to noncontrolling interests	(3.1)	(0.5)	(4.8)	(0.9)
Comprehensive income (loss) attributable to common stockholders	$207.2	$85.8	$(293.6)	$189.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$367.6	$228.3
Restricted cash	7.3	7.3
Accounts receivable (net of allowances of $36.3 and $29.6)	1,662.8	1,690.0
Inventories	2,058.9	1,963.4
Other current assets	352.6	271.4
Total current assets	4,449.2	4,160.4
Property, plant and equipment, net	9,787.3	9,596.7
Goodwill	5,210.4	5,694.5
Intangibles, net	3,449.2	3,552.2
Restricted assets held by special purpose entities	1,297.0	1,302.1
Prepaid pension asset	543.0	532.9
Other assets	532.3	518.0
	$25,268.4	$25,356.8
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$518.9	$74.1
Accounts payable	1,243.4	1,303.8
Accrued compensation and benefits	350.1	358.0
Other current liabilities	444.7	427.3
Total current liabilities	2,557.1	2,163.2
Long-term debt due after one year	5,858.3	5,558.3
Pension liabilities, net of current portion	293.8	316.0
Postretirement benefit liabilities, net of current portion	144.3	143.0
Non-recourse liabilities held by special purpose entities	1,174.5	1,179.6
Deferred income taxes	3,513.8	3,540.6
Other long-term liabilities	637.4	658.0
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	14.4	14.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 252.4 million and 257.0 million shares outstanding at March 31, 2016 and September 30, 2015, respectively	2.5	2.6
Capital in excess of par value	10,549.8	10,767.8
Retained earnings	1,060.3	1,661.6
Accumulated other comprehensive loss	(677.2)	(780.2)
Total stockholders’ equity	10,935.4	11,651.8
Noncontrolling interests	139.4	132.1
Total equity	11,074.8	11,783.9
	$25,268.4	$25,356.8

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2016	2015
Operating activities:
Consolidated net (loss) income	$(391.9)	$236.0
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	585.5	304.5
Cost of real estate sold	23.4	—
Deferred income tax (benefit) expense	(1.7)	87.1
Share-based compensation expense	30.2	21.4
(Gain) loss on disposal of plant, equipment and other, net	(0.2)	2.4
Equity in income of unconsolidated entities	(1.0)	(4.6)
Pension and other postretirement funding (more) than expense (income)	(40.5)	(47.3)
Cash surrender value increase in excess of premiums paid	(17.5)	—
Impairment adjustments and other non-cash items	170.2	(5.6)
Impairment of Specialty Chemicals goodwill	478.3	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	113.5	120.5
Inventories	(80.2)	(22.1)
Other assets	(63.4)	(90.7)
Accounts payable	(58.8)	(7.4)
Income taxes	23.7	(30.3)
Accrued liabilities and other	5.6	(13.1)
Net cash provided by operating activities	775.2	550.8
Investing activities:
Capital expenditures	(418.4)	(235.2)
Cash (paid) received for purchase of businesses, net of cash acquired	(381.0)	3.7
Debt purchased in connection with an acquisition	(36.5)	—
Investment in unconsolidated entities	(0.4)	—
Return of capital from unconsolidated entities	0.5	0.4
Proceeds from sale of subsidiary and affiliates	10.2	—
Proceeds from sale of property, plant and equipment	9.5	8.4
Net cash used for investing activities	(816.1)	(222.7)
Financing activities:
Additions to revolving credit facilities	592.0	148.9
Repayments of revolving credit facilities	(513.7)	(109.0)
Additions to debt	1,021.1	110.9
Repayments of debt	(455.2)	(377.8)
Commercial card program	0.2	(0.6)
Debt issuance costs	—	(0.1)
Issuances of common stock, net of related minimum tax withholdings	(10.8)	(26.8)
Purchases of common stock	(238.8)	(8.7)
Excess tax benefits from share-based compensation	0.1	16.4
Repayments to consolidated entity	(0.2)	(0.4)
Cash dividends paid to shareholders	(191.6)	(71.4)
Cash distributions paid to noncontrolling interests	(16.8)	(1.3)
Net cash provided by (used for) financing activities	186.3	(319.9)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	(1.1)
Increase in cash and cash equivalents	139.3	7.1
Cash and cash equivalents at beginning of period	228.3	32.6
Cash and cash equivalents at end of period	$367.6	$39.7
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$49.4	$44.6
Interest, net of amounts capitalized	145.3	41.6

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the six months ended March 31, 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. For additional information regarding these acquisitions see “Note 5. Merger and Acquisitions”.

Six Months Ended March 31, 2016
(In millions)
Fair value of assets acquired, including goodwill	$577.4
Cash consideration for the purchase of businesses, net of cash acquired (1)	$375.7
Debt purchased in connection with an acquisition	$36.5
Liabilities assumed	$165.2

Included in liabilities assumed is the following item:
Debt assumed in acquisitions	$14.9
(1) Cash consideration for the purchase of businesses, net of cash acquired reflects the cash flow line item cash paid for the purchase of businesses, net of cash acquired less the estimated working capital settlements of $3.2 million for the SP Fiber Acquisition and $2.1 million for the Packaging Acquisition.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended March 31, 2016
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

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2015 from the audited Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three and six months ended March 31, 2016 and March 31, 2015, our comprehensive income (loss) for the three and six months ended March 31, 2016 and March 31, 2015, our financial position at March 31, 2016 and September 30, 2015, and our cash flows for the six months ended March 31, 2016 and March 31, 2015.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2015 Form 10-K. The results for the three and six months ended March 31, 2016 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

Recently Adopted Standards

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes”, which amends certain provisions of ASC 740 “Income Taxes”. The ASU requires that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. Early adoption was permitted for all companies in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. We adopted these provisions prospectively on December 31, 2015, and prior periods were not retrospectively adjusted. The adoption did not have a material effect on our consolidated financial statements.

Recently Issued Standards

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation: Improvements To Employee Share Based Payment Accounting”, which amends certain provisions of ASU 718, “Compensation - Stock Compensation”. The ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, and based on our current stock compensation awards, the adoption is not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customer, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to clarify the principal versus agent guidance in its new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. These provisions also clarify the indicators to determine when an entity is acting as a principal or an agent. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and can be applied using a full retrospective or modified retrospective approach. We expect to adopt these provisions on October 1, 2018, including interim periods subsequent to the date of adoption. We are evaluating the impact of these provisions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In March 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASU 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, and the adoption is not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging--Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASU 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require dedesignation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption, and do not expect that these provisions will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt these provisions on October 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of these provisions.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”, which amends certain provisions of ASC 805 “Business Combinations”. The ASU mandates that measurement-period adjustments be recorded by the acquirer in the period these amounts are determined, and eliminates the requirement to record them retrospectively. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, applied prospectively to open measurement periods. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We are evaluating the impact of these provisions.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”, which amends certain provisions of ASC 330 “Inventory”. The ASU requires inventory to be measured at the lower of cost and net realizable value. These provisions do not apply to inventory that is measured using LIFO or the retail inventory method. These provisions apply to all other inventory, which includes inventory that is measured using FIFO or average cost. These provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption, prospectively. Given that the majority of our inventory is measured using LIFO, we do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share”. The ASU amends ASC 820 “Fair Value Measurement” and eliminates the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (or its equivalent) practical expedient. Investments for which fair value is measured at net asset value per share using the practical expedient should not be categorized in the fair value hierarchy. However, disclosures on investments for which fair value is measured at net asset value as a practical expedient should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption, applied retrospectively to all periods presented. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers Accounting for Fees Paid in a Cloud Computing Arrangement”, which amends ASC 350 “Intangibles-Goodwill and Other Internal-Use Software”. The ASU requires entities to record a software

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

license intangible asset if a hosting arrangement for internal-use software allows the entity to take possession of the software, and it is feasible that the entity can run the software on its own hardware, or contract a vendor to host the software. These provisions are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We are evaluating the impact of these provisions.

In April 2015, the FASB issued ASU 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. The ASU amends ASC 715 “Retirement Plans” and allows entities to use a practical expedient to measure defined benefit plan assets and obligations using a month-end that is closest to the entity’s fiscal year end, as well as the option to use the closest date to a significant event when plan assets and obligations are remeasured. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We expect to adopt these provisions on October 1, 2016, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The ASU amends ASC 718 “Compensation - Stock Compensation” and clarifies that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and impact compensation cost when it is probable the performance target will be achieved. These provisions are effective for annual periods beginning after December 15, 2015. We expect to adopt these provisions on October 1, 2016, and based on our current stock compensation awards, the adoption is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. Therefore, these provisions are effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. We are evaluating the impact of these provisions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive (Loss) Income

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2016 (in millions):

	WestRock Company Stockholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2015	$11,651.8	$132.1	$11,783.9
Net (loss) income	(396.6)	3.9	(392.7)
Other comprehensive income, net of tax	103.0	—	103.0
Noncontrolling interests assumed in acquisition	—	10.9	10.9
Income tax expense from share-based plans	(11.0)	—	(11.0)
Compensation expense under share-based plans	31.3	—	31.3
Cash dividends declared (per share - $0.75)(2)	(193.2)	—	(193.2)
Distributions and adjustments to noncontrolling interests	—	(7.3)	(7.3)
Sale of subsidiary shares from noncontrolling interest	—	(0.2)	(0.2)
Issuance of common stock, net of stock received for minimum tax withholdings	(11.1)	—	(11.1)
Purchases of common stock	(238.8)	—	(238.8)
Balance at March 31, 2016	$10,935.4	$139.4	$11,074.8

(1)
Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. As of September 30, 2015, the remaining authorization under our repurchase program was approximately 34.6 million shares. Pursuant to that repurchase program, in the six months ended March 31, 2016, we repurchased approximately 5.8 million shares of Common Stock for an aggregate cost of $238.8 million. As of March 31, 2016, we had approximately 28.8 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2016 and March 31, 2015 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)
Other comprehensive income (loss) before reclassifications	(0.5)	1.4	97.7	98.6
Amounts reclassified from accumulated other comprehensive loss	0.6	3.8	—	4.4
Net current period other comprehensive income	0.1	5.2	97.7	103.0
Balance at March 31, 2016	$(1.3)	$(535.5)	$(140.4)	$(677.2)

(1)     All amounts are net of tax and noncontrolling interest.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	—	(16.7)	(46.8)	(63.5)
Amounts reclassified from accumulated other comprehensive loss	—	17.6	—	17.6
Net current period other comprehensive income (loss)	—	0.9	(46.8)	(45.9)
Balance at March 31, 2015	$(0.2)	$(497.3)	$(43.7)	$(541.2)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax components were determined using effective tax rates averaging approximately 34% to 35% for the six months ended March 31, 2016 and 38% to 39% for the six months ended March 31, 2015. Foreign currency translation gains recorded in accumulated other comprehensive loss for the six months ended March 31, 2016 were primarily due to the changes in the Brazilian Real/U.S. dollar, Canadian/U.S. dollar and Euro/U.S. dollar exchange rates. Foreign currency translation gains and losses recorded in accumulated other comprehensive loss for the six months ended March 31, 2015 were primarily due to the change in the Canadian/U.S. dollar exchange rates. For the six months ended March 31, 2016, we recorded defined benefit net actuarial gains of $1.4 million, net of tax of $0.8 million, in other comprehensive (loss) income, primarily due to the partial settlement and curtailment of certain defined benefit plans. For the six months ended March 31, 2015, we recorded defined benefit net actuarial losses and prior service costs, net of tax, in other comprehensive (loss) income of $2.8 million and $13.9 million, respectively, primarily due to the partial settlement, plan amendments and curtailment of certain defined benefit plans. The deferred income tax expense associated with the net actuarial losses and prior service costs was $1.7 million and $8.8 million, respectively. The amounts reclassified out of accumulated other comprehensive loss into earnings for these events are summarized in the reclassifications tables below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(2.3)	$0.6	$(1.7)	$(8.0)	$3.1	$(4.9)
Prior service (costs) credits (2)	(0.5)	0.1	(0.4)	(0.4)	0.1	(0.3)
Subtotal defined benefit plans	(2.8)	0.7	(2.1)	(8.4)	3.2	(5.2)

Derivative Instruments (1)
Commodity cash flow hedges (3)	(0.4)	0.2	(0.2)	—	—	—
Foreign currency cash flow hedges (4)	0.1	—	0.1	—	—	—
Subtotal derivative instruments	(0.3)	0.2	(0.1)	—	—	—

Total reclassifications for the period	$(3.1)	$0.9	$(2.2)	$(8.4)	$3.2	$(5.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	Included in the computation of net periodic pension cost (See “Note 12. Retirement Plans” for additional details).

(3)	Included in cost of goods sold.

(4)	Included in net sales.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Six Months Ended			Six Months Ended
	March 31, 2016			March 31, 2015
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(4.6)	$1.3	$(3.3)	$(36.3)	$13.8	$(22.5)
Prior service (cost) credits (2)	(0.9)	0.2	(0.7)	8.0	(3.1)	4.9
Subtotal defined benefit plans	(5.5)	1.5	(4.0)	(28.3)	10.7	(17.6)

Derivative Instruments (1)
Commodity cash flow hedges (3)	(1.1)	0.5	(0.6)	—	—	—
Foreign currency cash flow hedges (4)	0.3	(0.1)	0.2	—	—	—
Subtotal derivative instruments	(0.8)	0.4	(0.4)	—	—	—

Total reclassifications for the period	$(6.3)	$1.9	$(4.4)	$(28.3)	$10.7	$(17.6)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	Included in the computation of net periodic pension cost (see “Note 12. Retirement Plans” for additional details).

(3)	Included in cost of goods sold.

(4)	Included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$56.9	$109.8	$(396.6)	$234.9
Denominator:
Basic weighted average shares outstanding	254.0	140.8	255.8	140.5

Basic earnings (loss) per share attributable to common stockholders	$0.22	$0.78	$(1.55)	$1.67

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$56.9	$109.8	$(396.6)	$234.9
Denominator:
Basic weighted average shares outstanding	254.0	140.8	255.8	140.5
Effect of dilutive stock options and non-participating securities	3.4	1.9	—	2.2
Diluted weighted average shares outstanding	257.4	142.7	255.8	142.7

Diluted earnings (loss) per share attributable to common stockholders	$0.22	$0.77	$(1.55)	$1.65

During the three and six months ended March 31, 2016 and March 31, 2015 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of March 31, 2016 and March 31, 2015. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 2.5 million common shares in the three months ended March 31, 2016 were not included in computing diluted earnings per share because the effect would have been antidilutive. Due to the net loss in the six months ended March 31, 2016, options and restricted stock in the amount of 5.7 million common shares were not included in computing diluted earnings per share because the effect would have been antidilutive. Options and restricted stock in the amount of 0.1 million and 0.5 million common shares in the three and six months ended March 31, 2015, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.	Merger and Acquisitions

Packaging Acquisition

On January 19, 2016, we completed the stock purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $97.2 million, net of cash received of $1.7 million. The transaction is subject to an estimated working capital settlement of $2.1 million and is subject to an election under Section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The preliminary purchase price allocation for the acquisition included $9.7 million of customer relationship intangible assets, $9.2 million of goodwill and $26.0 million of liabilities, including $1.2 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

SP Fiber

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48 percent interest in GPS. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. The purchase price was $281.7 million, net of cash received of $9.5 million. The transaction is subject to an estimated working capital settlement of $3.2 million. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

We believe the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering, including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We determined GPS should be consolidated as a variable interest entity under ASC 810 “Consolidation”. Our evaluation concluded that WestRock is the primary beneficiary of GPS as WestRock has both the power and benefits as defined by ASC 810. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

The preliminary purchase price allocation for the acquisition included $13.5 million of customer relationship intangible assets, $45.1 million of goodwill, including recording an adjustment to deferred taxes in the second quarter of fiscal 2016, and $139.2 million of liabilities, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the assets and liabilities acquired. The goodwill and intangibles will not be amortizable for income tax purposes. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances, thus, the allocation of the purchase price is preliminary and subject to revision.

The Combination

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly owned subsidiaries of WestRock. RockTenn is the accounting acquirer.

The consideration for the Combination was $8,286.7 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of Common Stock and approximately $667.8 million in cash. At the

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the consideration was approximately $210.9 million related to the value of outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-combination service. The value related to post-combination service will be expensed over the remaining service period of the awards.

We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to material revision.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2016 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as Adjusted) (3)
Cash and cash equivalents	$265.7	$—	$265.7
Current assets, excluding cash and cash equivalents	1,858.8	—	1,858.8
Property, plant and equipment	3,991.5	3.6	3,995.1
Prepaid pension asset	1,407.8	—	1,407.8
Goodwill	3,817.3	(84.1)	3,733.2
Intangible assets	2,994.2	—	2,994.2
Restricted assets held by special purpose entities	1,302.0	—	1,302.0
Other long-term assets	363.8	2.1	365.9
Total assets acquired	16,001.1	(78.4)	15,922.7

Current portion of debt	62.3	74.8	137.1
Current liabilities	1,099.4	(61.6)	1,037.8
Long-term debt due after one year	2,090.6	—	2,090.6
Non-recourse liabilities held by special purpose entities	1,181.0	—	1,181.0
Accrued pension and other long-term benefits	235.1	—	235.1
Deferred income tax liabilities	2,366.7	(67.5)	2,299.2
Other long-term liabilities	520.0	(24.1)	495.9
Noncontrolling interest	159.3	—	159.3
Total liabilities and noncontrolling interest assumed	7,714.4	(78.4)	7,636.0

Net assets acquired	$8,286.7	$—	$8,286.7

(1)	As previously reported in “Note 6. Merger and Acquisitions” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

(2)
The measurement period adjustments recorded in fiscal 2016 did not have a significant impact on our condensed consolidated statements of operations for the three months ended September 30, 2015 or the three and six months ended March 31, 2016. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of September 30, 2015. Therefore, we have recorded the cumulative impact in fiscal 2016 and have not retrospectively adjusted the comparative 2015 financial information presented herein.

(3)
The measurement period adjustments were due primarily to refinements to third party appraisals and carrying amounts of certain assets and liabilities as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities, including any appraisal adjustments, analysis of the tax basis of acquired assets and liabilities,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

other tax adjustments and the classification of supplier financing arrangements. The net impact of the measurement period adjustments resulted in a net decrease to goodwill.

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

The preliminary allocation of the consideration for the Combination also includes, among other things, $38.5 million of unfavorable contracts that will be amortized over 1 to 9 years and a $346.2 million adjustment to increase the carrying value of the debt assumed to fair value that will be amortized over 1 to 32 years.

The following unaudited pro forma information reflects our condensed consolidated results of operations as if the Combination had taken place on October 1, 2013. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the Combination, including, but not limited to, anticipated costs savings from synergies or other operational improvements.

	Three Months Ended March 31, 2015	Six Months Ended March 31, 2015
	(Unaudited, in millions)
Net sales	$3,700.9	$7,556.8
Net income attributable to common stockholders	$138.6	$294.9

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions; depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets including contracts assumed; and interest expense on acquisition related debt.

Unaudited pro forma earnings for three and six months ended March 31, 2015 were adjusted to exclude $25.1 million of acquisition costs, which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $131.2 million and $17.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively, and recorded pre-tax restructuring and other costs, net, of $302.3 million and $22.6 million for the six months ended March 31, 2016 and March 31, 2015, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail below.

When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future charges for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and other employee related costs. Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives. Therefore, we have transferred a substantial portion of each plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and six months ended March 31, 2016 and March 31, 2015, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(2)	Current Qtr.	$58.7	$6.1	$0.1	$7.3	$5.1	$77.3
	YTD Fiscal 2016	179.9	15.2	0.3	12.5	8.4	216.3
	Prior Year Qtr.	1.3	—	0.3	1.0	0.2	2.8
	YTD Fiscal 2015	1.6	—	0.4	1.9	1.1	5.0
	Cumulative	221.8	44.6	8.0	27.5	22.0	323.9
	Expected Total	221.8	44.6	9.8	35.3	23.5	335.0
Consumer Packaging(3)	Current Qtr.	0.1	—	0.3	0.3	—	0.7
	YTD Fiscal 2016	(2.0)	0.6	0.5	0.4	—	(0.5)
	Prior Year Qtr.	0.2	(0.2)	0.2	0.2	0.2	0.6
	YTD Fiscal 2015	0.3	0.2	0.2	0.2	0.2	1.1
	Cumulative	3.5	4.0	1.5	1.6	0.5	11.1
	Expected Total	3.5	4.0	1.5	1.6	0.5	11.1
Specialty Chemicals(4)	Current Qtr.	4.4	1.7	0.2	—	—	6.3
	YTD Fiscal 2016	4.4	1.7	0.2	—	—	6.3
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2015	—	—	—	—	—	—
	Cumulative	4.4	1.7	0.2	—	—	6.3
	Expected Total	4.4	1.7	0.2	—	—	6.3
Other(5)	Current Qtr.	—	0.9	—	—	46.0	46.9
	YTD Fiscal 2016	1.2	0.9	—	—	78.1	80.2
	Prior Year Qtr.	—	—	—	—	13.8	13.8
	YTD Fiscal 2015	—	—	—	—	16.5	16.5
	Cumulative	1.2	0.9	—	—	358.9	361.0
	Expected Total	1.2	0.9	—	—	358.9	361.0
Total	Current Qtr.	$63.2	$8.7	$0.6	$7.6	$51.1	$131.2
	YTD Fiscal 2016	$183.5	$18.4	$1.0	$12.9	$86.5	$302.3
	Prior Year Qtr.	$1.5	$(0.2)	$0.5	$1.2	$14.2	$17.2
	YTD Fiscal 2015	$1.9	$0.2	$0.6	$2.1	$17.8	$22.6
	Cumulative	$230.9	$51.2	$9.7	$29.1	$381.4	$702.3
	Expected Total	$230.9	$51.2	$11.5	$36.9	$382.9	$713.4

(1)
We have defined “Net Property, Plant and Equipment” as used in this Note 6 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(2)
The Corrugated Packaging segment current quarter and year to date charges primarily reflect the charges associated with the permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the Newberg, OR containerboard and newsprint mill, the Vapi, India linerboard mill and on-going closure costs at previously closed facilities. The prior year quarter and prior year to date charges primarily reflect on-going closure costs at previously closed facilities net of asset sales. The cumulative charges are primarily associated with the closure of the Coshocton, Uncasville, Newberg, Vapi and Matane, Quebec mills and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the cumulative closure of certain corrugated container plants and recycled collection facilities acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(3)
The Consumer Packaging segment current quarter charges reflect the charges associated with on-going closure costs at previously closed facilities net of asset sales. The year to date income is primarily associated with the gain on sale of the Cincinnati, OH specialty recycled paperboard mill, partially offset by severance costs relating to exiting a product offering at one of our facilities and on-going closure costs at previously closed facilities. The prior year quarter and prior year to date charges are primarily associated with on-going closure activity at previously closed facilities including the Cincinnati, OH mill. The cumulative charges primarily reflect our Cincinnati, OH mill and the consolidation of converting and merchandising displays facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(4) The Specialty Chemicals segment current quarter, year to date and cumulative charges reflect the charges associated with the closure of our Duque de Caxias facility in Brazil.

(5) The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate that primarily consist of costs incurred as a result of the Combination, the Smurfit-Stone Acquisition, and other acquisition and divestiture expenses, including the planned Specialty Chemicals segment separation. The charges in the Net Property, Plant and Equipment column are for the write-off of leasehold improvements associated with the integration of the Combination. The pre-tax charges in the “Other” segment are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Divestiture Expenses	Other Expenses	Total
Current Qtr.	$2.0	$33.0	$11.0	$0.9	$46.9
YTD Fiscal 2016	$5.5	$54.5	$19.3	$0.9	$80.2
Prior Year Qtr.	$10.3	$3.5	$—	$—	$13.8
YTD Fiscal 2015	$10.8	$5.7	$—	$—	$16.5

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

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations (in millions):

	Six Months Ended
	March 31,
	2016	2015
Accrual at beginning of fiscal year	$21.4	$10.9
Additional accruals	45.2	0.2
Payments	(26.3)	(5.0)
Adjustment to accruals	2.2	0.8
Accrual at March 31	$42.5	$6.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net:
	Six Months Ended
	March 31,
	2016	2015
Additional accruals and adjustments to accruals (see table above)	$47.4	$1.0
Acquisition expenses	5.5	10.8
Integration expenses	30.1	5.9
Divestiture expenses	19.3	—
Net property, plant and equipment	183.5	1.9
Severance and other employee expense	2.6	0.1
Equipment and inventory relocation costs	1.0	0.6
Facility carrying costs	12.9	2.1
Other expense (income)	—	0.2
Total restructuring and other costs, net	$302.3	$22.6

Note 7.	Income Taxes

The effective tax rates for the three and six months ended March 31, 2016 were 40.3% and (20.5)%, respectively. The effective tax rates for the three and six months ended March 31, 2015 were 33.6% and 33.3%, respectively. The effective tax rate for the three months ended March 31, 2016 was different than the statutory rate primarily due to the domestic manufacturer’s deduction, the exclusion of tax benefits related to certain foreign losses and a tax rate differential with respect to foreign earnings. The effective tax rate for the six months ended March 31, 2016 was different than the statutory rate primarily due to no tax benefit being recorded for the goodwill impairment with respect to our Specialty Chemicals reporting unit (see Note 15. “Segment Information” for additional details), the domestic manufacturer’s deduction, the exclusion of tax benefits related to certain foreign losses, and a tax rate differential with respect to foreign earnings primarily in Canada. The effective tax rates for the three and six months ended March 31, 2015 were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a lower tax rate with respect to foreign earnings primarily in Canada.

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

	March 31, 2016	September 30, 2015
Finished goods and work in process	$1,044.3	$983.3
Raw materials	682.9	697.4
Spare parts and supplies	352.3	333.3
Inventories at FIFO cost	2,079.5	2,014.0
LIFO reserve	(20.6)	(50.6)
Net inventories	$2,058.9	$1,963.4

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 9.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following (in millions):

	March 31, 2016	September 30, 2015
Property, plant and equipment at cost:
Land and buildings	$2,385.3	$2,336.8
Machinery and equipment	10,786.2	10,066.6
Forestlands and mineral rights	164.7	161.3
Transportation equipment	25.6	20.3
Leasehold improvements	65.8	60.7
	13,427.6	12,645.7
Less accumulated depreciation and amortization	(3,640.3)	(3,049.0)
Property, plant and equipment, net	$9,787.3	$9,596.7

Note 10.	Debt

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees by WestRock RKT Company and WestRock MWV, LLC. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. At March 31, 2016, our Credit Facility and public bonds were unsecured. For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

The following were individual components of debt (in millions):

	March 31, 2016		September 30, 2015
	Carrying Value	Weighted Avg. Interest Rate	Carrying Value	Weighted Avg. Interest Rate
U.S. Dollar Denominated Fixed Rate Debt:
Public bonds due fiscal 2017 to 2022	$1,661.6	3.8%	$1,672.2	3.8%
Public bonds due fiscal 2023 to 2027	429.6	4.4%	436.8	4.4%
Public bonds due fiscal 2030 to 2033	995.1	4.7%	1,002.8	4.6%
Public bonds due fiscal 2037 to 2047	179.7	5.9%	180.1	5.9%

U.S. Dollar Denominated Floating Rate Debt:
Term loan facilities	2,395.2	1.7%	1,794.7	1.4%
Revolving credit and swing facilities	173.3	1.1%	64.1	2.6%
Receivables-backed financing facility	199.0	1.2%	198.0	0.9%

Capital lease obligations	169.2	5.4%	165.9	5.7%

Supplier Financing and Commercial Card Programs	102.2	—	3.2	—

International and other debt	72.3	7.4%	114.6	7.1%
Total debt	6,377.2	3.1%	5,632.4	3.3%
Less current portion of debt	518.9		74.1
Long-term debt due after one year	$5,858.3		$5,558.3

In connection with purchase accounting, we increased the value of debt assumed to reflect the debt at fair value. Total debt at March 31, 2016 and September 30, 2015 includes unamortized fair market value step-up of $323.1 million and $340.9 million,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

respectively. A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2016. At March 31, 2016, we had $109.4 million of outstanding letters of credit not drawn upon, approximately $2.3 billion of availability under our committed credit facilities and over $0.2 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $6.4 billion and $5.7 billion as of March 31, 2016 and September 30, 2015, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which was previously available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On March 24, 2016, we drew $600 million of the available $1.1 billion delayed draw term loan for general corporate purposes. The balance of the delayed draw term loan facility has been terminated. Also, on July 1, 2015, we entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million.

On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The facility matures on December 1, 2016. At March 31, 2016, there were no amounts outstanding under this facility.

On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matures on February 9, 2017. At March 31, 2016, we had $99.0 million outstanding under this facility.

On March 4, 2016 we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matures on March 2, 2017. At March 31, 2016, we had $71.3 million outstanding under this facility.

Receivables-Backed Financing Facility

Our $700.0 million receivables-backed financing facility matures on October 24, 2017. At March 31, 2016 and September 30, 2015, maximum available borrowings, excluding amounts outstanding, under the Receivables Facility were approximately $527.8 million and $555.4 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2016 was approximately $716.2 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $300.0 million.

The following table represents a summary of the activity under the A/R Sales Agreement for the six months ended March 31, 2016 and March 31, 2015 (in millions):

	Six Months Ended
	March 31,
	2016	2015
Receivable from financial institution at beginning of fiscal year	$5.8	$10.4
Receivables sold to the financial institution and derecognized	671.4	564.6
Receivables collected by financial institution	(649.6)	(453.7)
Cash proceeds from financial institution	(4.8)	(87.1)
Receivable from financial institution at March 31,	$22.8	$34.2

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and six months ended March 31, 2016 and March 31, 2015, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the goodwill impairment test performed on our Specialty Chemicals reporting unit in the first quarter of fiscal 2016 as discussed in “Note 15. Segment Information”.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table represents a summary of the components of net pension (benefit) cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$11.6	$7.9	$33.5	$15.6
Interest cost	77.3	46.8	154.7	96.4
Expected return on plan assets	(102.9)	(61.3)	(206.0)	(126.3)
Amortization of net actuarial loss	2.6	8.4	5.3	17.1
Amortization of prior service cost	0.9	0.8	1.9	1.1
Curtailment gain recognized	(1.0)	—	(1.0)	—
Settlement loss recognized	—	—	—	20.0
Company defined benefit plan (benefit) cost	(11.5)	2.6	(11.6)	23.9
Multiemployer and other plans	1.4	1.5	2.8	2.8
Net pension (benefit) cost	$(10.1)	$4.1	$(8.8)	$26.7

During the three and six months ended March 31, 2016, we made contributions of $15.9 million and $25.6 million to our qualified and supplemental defined benefit pension plans. During the three and six months ended March 31, 2015, we made contributions of $51.8 million and $58.2 million to our qualified and supplemental defined benefit pension plans.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive (loss) income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings in the first quarter of fiscal 2015, which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Operations. The impact of the settlement is included in the net periodic pension cost table above. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive (loss) income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost	$0.7	$0.2	$1.3	$0.3
Interest cost	2.0	0.9	4.1	2.1
Amortization of net actuarial gain	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Curtailment gain recognized	—	—	—	(8.1)
Postretirement plan cost (benefit)	$1.9	$0.3	$3.8	$(7.3)

During the three and six months ended March 31, 2016, we funded an aggregate of $2.8 million and $7.1 million respectively, to our postretirement benefit plans. During the three and six months ended March 31, 2015, we funded an aggregate of $3.0 million and $5.7 million, respectively, to our postretirement benefit plans.

In October 2014, we entered into a master agreement with the United Steelworkers Union that applied to substantially all of our legacy RockTenn facilities represented by the union at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Operations. The aggregate postretirement benefit obligation decreased $0.9 million as a result of the curtailment.

Note 13.	Stock-Based Compensation

Stock-based Compensation Plans

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the 2016 Incentive Stock Plan and ESPP. The 2016 Incentive Stock Plan allows for the granting of options and restricted stock, stock appreciation rights and restricted stock units to certain key employees and directors for the issuance of approximately 9.6 million shares of Common Stock. As of March 31, 2016, approximately 7.1 million shares remained available for future grants. If all currently outstanding adjustable restricted stock awards recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 1.2 million additional shares. The ESPP provides for the purchase of shares by all of our eligible employees at a 15% discount and allows for the purchase of a total of approximately 2.5 million shares of Common Stock.

Stock Options

Options granted under our plans generally have an exercise price equal to the closing market price on the date of grant, generally vest in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Our option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

During the second quarter of fiscal 2016, we granted options to purchase 1,247,025 shares of Common Stock to certain employees. These grants were valued at a weighted average fair value of $8.05 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 7.0 years; an expected volatility of 38.3%; expected dividends of 4.5%; and a risk free rate of 1.6%. We amortize these costs on a straight-line basis over the explicit service period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 and March 31, 2015 was $1.0 million and $2.9 million, respectively. The aggregate intrinsic value of options exercised during the six months ended March 31, 2016 and March 31, 2015 was $3.2 million and $3.6 million, respectively. The table below summarizes the changes in all stock options during the six months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	7,189,654	$33.19
Granted	1,247,025	33.37
Exercised	(410,598)	31.86
Expired	(41,443)	34.86
Forfeited	(8,962)	53.08
Outstanding at March 31, 2016	7,975,676	$33.25	5.4	$67.3
Exercisable at March 31, 2016	6,430,096	$31.87	4.4	$60.2

The table below summarizes the changes in all stock appreciation rights during the six months ended March 31, 2016:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	86,419	$28.98
Granted	—	—
Exercised	(6,840)	31.93
Expired	(11,061)	22.85
Outstanding at March 31, 2016	68,518	$29.68	4.5	$0.6
Exercisable at March 31, 2016	68,518	$29.68	4.5	$0.6

The aggregate intrinsic value of stock appreciation rights exercised during the six months ended March 31, 2016 was $0.1 million.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards have a service condition, generally vest over one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals and the grants generally vest over a period of three years. Subject to the level of performance attained, the target award of the performance grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee of the restricted stock is entitled to receive dividend equivalent units, but will forfeit the restricted award and the dividend equivalents if the employee separates from the company during the vesting period or if the predetermined goals are not accomplished.

During the six months ended March 31, 2016, pursuant to our 2016 Incentive Stock Plan, we granted 64,155 shares of restricted stock to our non-employee directors and 1,224,825 restricted stock awards to certain of our employees. The employee grants predominately consisted of awards that included service and performance conditions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The aggregate fair value of restricted stock that vested during the three and six months ended March 31, 2016 was $50.8 million and $51.9 million, respectively. The aggregate fair value of restricted stock that vested during the three and six months ended March 31, 2015 was $82.3 million during each period.

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2016:

	Shares / Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2015	2,327,231	$56.13
Granted(1)	1,735,213	35.73
Vested	(1,444,868)	49.38
Forfeited	(31,714)	56.07
Unvested at March 31, 2016 (2)	2,585,862	$46.21

(1)
Fiscal 2016 target awards to employees of 1,206,945 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. In connection with the Combination, the performance condition for the 2013 fiscal grant was based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter). The performance goal was subsequently determined in accordance with the applicable grant letter to be attained at 200.0% of target. Awards issued during the six months ended March 31, 2016 also include shares accelerated for terminated employees as a result of the Combination which were achieved at between 146.5% and 200% of target. Awards granted for attainment of a performance condition at an amount in excess of target resulted in the issuance and vesting of an additional 446,233 shares in the six months ended March 31, 2016.

(2)
Target awards with a performance condition, net of subsequent forfeitures, granted may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions, we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 0.6 million additional shares. However, it is possible that the performance attained may vary.

Note 14.	Commitments and Contingencies

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” For our boilers, the Boiler MACT rule required compliance by January 31, 2016, unless a facility requested and received an extension. All of our mills that are subject to regulation under Boiler MACT met the January 31, 2016 compliance deadline, with the exception of those mills for which we have obtained a compliance extension. We expect our mills that have obtained a compliance extension to be completed by their extension dates, none of which extend beyond January 31, 2017. There are a number of pending legal challenges to Boiler MACT, but we cannot currently predict with certainty how the outcomes of this litigation will impact our Boiler MACT strategies and costs.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or increase our operating costs.

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

CERCLA and Other Remediation Costs

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws and regulations. Based on current facts and assumptions, we currently do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform other remediation projects, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our obligations under CERCLA and other remediation programs, and therefore, our results of operations, financial condition or cash flows.

As of March 31, 2016, we had $12.5 million reserved for environmental liabilities on an undiscounted basis, of which $4.3 million is included in other long-term liabilities and $8.2 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2016.

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

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. The Supreme Court recently issued

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in light of this decision; however, certain states where we operate manufacturing facilities are continuing their efforts. We are carefully monitoring the state-level developments relating to this rule. Due to ongoing litigation and other uncertainties regarding these GHG regulations, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. We do not have any manufacturing facilities that are currently subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology is working on a rulemaking which is intended to limit GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, would be subject to regulation under this program. We are carefully monitoring the development of this rulemaking to assess its potential impact on our Tacoma operations.

Several of our international facilities are located in countries that have adopted GHG emissions trading schemes, including certain of our manufacturing locations in the European Union and in Canada. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program may require future expenditures to meet required GHG emission reduction requirements in future years.

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

Litigation

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (the “Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. The United States Court of Appeals for the Seventh Circuit held oral arguments on the appeal in December 2015. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2016, there were approximately 584 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Guarantees

We make certain guarantees in the course of conducting our operations or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate the exposure for these matters could be up to $50 million. As of March 31, 2016, we have recorded $5.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 15.	Segment Information

We report our results of operations in the following four reportable segments: Corrugated Packaging, which consists of our corrugated mill and packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations; Specialty Chemicals, which manufactures and distributes specialty chemicals for the automotive, energy, and infrastructure industries; and Land and Development, which develops and sells real estate primarily in the Charleston, SC market. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales (aggregate):
Corrugated Packaging	$1,932.8	$1,799.5	$3,897.1	$3,642.3
Consumer Packaging	1,588.4	694.9	3,130.6	1,407.9
Specialty Chemicals	203.9	—	413.7	—
Land and Development	18.7	—	34.1	—
Total	$3,743.8	$2,494.4	$7,475.5	$5,050.2
Less net sales (intersegment):
Corrugated Packaging	$33.5	$31.5	$67.8	$63.7
Consumer Packaging	13.7	7.3	30.4	16.7
Specialty Chemicals	—	—	—	—
Land and Development	—	—	—	—
Total	$47.2	$38.8	$98.2	$80.4
Net sales (unaffiliated customers):
Corrugated Packaging	$1,899.3	$1,768.0	$3,829.3	$3,578.6
Consumer Packaging	1,574.7	687.6	3,100.2	1,391.2
Specialty Chemicals	203.9	—	413.7	—
Land and Development	18.7	—	34.1	—
Total	$3,696.6	$2,455.6	$7,377.3	$4,969.8
Segment income:
Corrugated Packaging	$175.0	$169.4	$355.1	$354.3
Consumer Packaging	99.7	52.4	190.9	111.4
Specialty Chemicals	26.2	—	33.3	—
Land and Development	(4.0)	—	(3.3)	—
Segment income	296.9	221.8	576.0	465.7
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	(11.9)
Restructuring and other costs, net	(131.2)	(17.2)	(302.3)	(22.6)
Impairment of Specialty Chemicals goodwill	—	—	(478.3)	—
Non-allocated expenses	(9.2)	(14.9)	(13.7)	(30.8)
Interest expense	(62.9)	(23.0)	(128.1)	(46.3)
Interest income and other income (expense), net	6.6	(0.5)	21.1	(0.3)
Income (loss) before income taxes	100.2	166.2	(325.3)	353.8
Income tax expense	(40.4)	(55.8)	(66.6)	(117.8)
Consolidated net income (loss)	59.8	110.4	(391.9)	236.0
Less: Net income attributable to noncontrolling interests	(2.9)	(0.6)	(4.7)	(1.1)
Net income (loss) attributable to common stockholders	$56.9	$109.8	$(396.6)	$234.9

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the carrying amount of goodwill for the six months ended March 31, 2016 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Specialty Chemicals	Land and Development	Total
Balance as of September 30, 2015
Goodwill	$1,667.5	$3,022.4	$1,047.4	$—	$5,737.3
Accumulated impairment losses	—	(42.8)	—	—	(42.8)
	1,667.5	2,979.6	1,047.4	—	5,694.5
Goodwill acquired	45.1	9.2	—	—	54.3
Impairment loss	—	—	(478.3)	—	(478.3)
Purchase price allocation adjustments	—	(66.1)	(18.0)	—	(84.1)
Translation adjustment	15.2	8.7	0.1	—	24.0
Balance as of March 31, 2016
Goodwill	1,727.8	2,974.2	1,029.5	—	5,731.5
Accumulated impairment losses	—	(42.8)	(478.3)	—	(521.1)
	$1,727.8	$2,931.4	$551.2	$—	$5,210.4

In the first quarter of fiscal 2016, we recorded a goodwill impairment charge related to our Specialty Chemicals reporting unit. The goodwill acquired in the six months ended March 31, 2016 relates to the SP Fiber Acquisition and the Packaging Acquisition, and the purchase price allocation adjustments relate to the refinement of the purchase price allocation in the Combination.

As part of the Combination, we have recorded the preliminary purchase price allocation as discussed in “Note 5. Merger and Acquisitions”. In the first quarter of fiscal 2016, as part of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it is more likely than not that the goodwill of the Specialty Chemicals reporting unit was impaired, we considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of the reporting unit. We concluded that an impairment indicator had occurred related to the goodwill of the Specialty Chemicals reporting unit and that the indicator was driven by market factors subsequent to the preliminary purchase price allocation completed in fiscal 2015.

We performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July, 1 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and began a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis, we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held for use” basis did not exceed the estimated undiscounted future cash flows.

In light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million in the Condensed Consolidated Statements of Operations in the line item “Impairment of Specialty Chemicals goodwill” in the first quarter of fiscal 2016. The separation is expected to occur on May 15, 2016. As a result of the separation, we will switch from the held for use model to the held for sale model and may incur asset impairments associated with the separation.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16.	Subsequent Events

Grupo Gondi Investment

On April 1, 2016, we announced that we had completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico, creating a leading paper and packaging company in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico for a 25 percent equity participation in the joint venture. The cash was borrowed at March 31, 2016 in order to fund at closing. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across 13 production sites. The cash contribution will remain in the joint venture and will be available to support its growth. As the majority shareholder, Grupo Gondi will manage the joint venture and we will provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we expect to record a non-cash gain for an as yet to be determined amount that is subject to the valuation work being performed by a third party valuation firm. The transaction includes future put and call rights of the respective parties that allow each party to increase or decrease their ownership interest in the joint venture in the future.

Separation of Ingevity

On April 22, 2016, we announced that our board of directors had approved the completion of the separation of our Specialty Chemicals business. The planned separation, which is expected to be tax-free to our stockholders, except with respect to fractional shares, is expected to be completed on May 15, 2016. Immediately following the separation, we expect to receive a cash distribution from Ingevity of approximately $0.4 billion that we can use for general corporate purposes.
The separation is expected to occur by means of a pro-rata distribution of all of the stock of Ingevity to our stockholders. The distribution remains subject to satisfaction of the conditions described in the preliminary information statement included with Ingevity’s Form 10 Registration Statement, which was initially filed on October 6, 2015 with the SEC. In the distribution, our stockholders will receive one share of Ingevity common stock for every six shares of our Common Stock held as of the close of business on May 4, 2016, the record date for the distribution. The distribution is expected to occur on May 15, 2016. No fractional shares of Ingevity will be issued. Our stockholders will receive cash in lieu of fractional shares.
We expect to file a Form 8-K following the separation with the required pro forma disclosures and, beginning with our June 30, 2016 Quarterly Report on Form 10-Q, we intend to present our Specialty Chemicals business as a discontinued operation. As a result of the separation, we will switch from the held for use model to the held for sale model and may incur asset impairments associated with the separation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2015, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2015 Form 10-K. The table in “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments. See our reconciliations of non-GAAP measures in the “Non-GAAP Financial Measures” section below.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. The Combination is described in “Note 5. Merger and Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein.

RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s condensed consolidated financial statements for the three and six months ended March 31, 2015 reflect only RockTenn’s results. We have aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. We have reclassified prior period segment results to align to these segments for all periods presented herein. We expect to complete the separation of our specialty chemicals business, now called Ingevity, on May 15, 2016.

Overview

Net sales of $3,696.6 million for the second quarter of fiscal 2016 increased $1,241.0 million, or 50.5%, over the second quarter of fiscal 2015. The net sales increase was primarily the result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition that together contributed $1,278.7 million of net sales in the second quarter of fiscal 2016. Segment income increased $75.1 million, or 33.9%, to $296.9 million in the second quarter of fiscal 2016 compared to the prior year quarter, primarily as a result of the Combination. Segment income in the second quarter of fiscal 2016 was reduced by $2.3 million of expense for inventory stepped-up in purchase accounting, net of the related LIFO impact.

Net income in the second quarter of fiscal 2016 was $56.9 million compared to net income of $109.8 million in the second quarter of fiscal 2015. Adjusted Net Income in the second quarter of fiscal 2016 of $156.8 million increased $34.9 million over the second quarter of fiscal 2015. Earnings per diluted share in the second quarter of fiscal 2016 were $0.22 per share as compared to $0.77 per share in the second quarter of fiscal 2015. Adjusted Earnings Per Diluted Share in the second quarter of fiscal 2016 were $0.61 per share as compared to $0.85 per share in the second quarter of fiscal 2015. The decrease in net income in the second quarter of fiscal 2016 was primarily due to restructuring activities during the current year quarter.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and six months ended March 31, 2016 and March 31, 2015 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$3,696.6	$2,455.6	$7,377.3	$4,969.8
Cost of goods sold	2,975.8	1,998.5	5,955.3	4,043.2
Gross profit	720.8	457.1	1,422.0	926.6
Selling, general and administrative expenses, excluding intangible amortization	368.0	230.5	731.7	451.8
Selling, general and administrative intangible amortization	64.8	22.1	129.0	44.5
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	11.9
Restructuring and other costs, net	131.2	17.2	302.3	22.6
Impairment of Specialty Chemicals goodwill	—	—	478.3	—
Operating profit (loss)	156.8	187.3	(219.3)	395.8
Interest expense	(62.9)	(23.0)	(128.1)	(46.3)
Interest income and other income (expense), net	6.6	(0.5)	21.1	(0.3)
Equity in (loss) income of unconsolidated entities	(0.3)	2.4	1.0	4.6
Income (loss) before income taxes	100.2	166.2	(325.3)	353.8
Income tax expense	(40.4)	(55.8)	(66.6)	(117.8)
Consolidated net income (loss)	59.8	110.4	(391.9)	236.0
Less: Net income attributable to noncontrolling interests	(2.9)	(0.6)	(4.7)	(1.1)
Net income (loss) attributable to common stockholders	$56.9	$109.8	$(396.6)	$234.9

Set forth below is a reconciliation of Adjusted Earnings Per Diluted Share to diluted earnings (loss) per share attributable to common stockholders, the most directly comparable GAAP measure for the periods indicated. The reconciliation is followed by a discussion of the adjustments to reconcile diluted earnings (loss) per share attributable to common stockholders to Adjusted Earnings Per Diluted Share.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Diluted earnings (loss) per share attributable to common stockholders	$0.22	$0.77	$(1.55)	$1.65
Impairment of Specialty Chemicals goodwill	—	—	1.87	—
Restructuring and other items	0.38	0.08	0.88	0.11
Inventory stepped-up in purchase accounting, net of LIFO	0.01	—	0.02	0.01
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	0.05
Adjustment to reflect adjusted earnings on a fully diluted basis	—	—	(0.02)	—
Adjusted Earnings Per Diluted Share	$0.61	$0.85	$1.20	$1.82

In the second quarter of fiscal 2016, our restructuring and other items included $85.2 million of pre-tax facility closure costs, which primarily related to the permanent closures of the Uncasville, CT medium mill, the Vapi, India linerboard mill, a specialty chemicals facility in Brazil and other previously closed facilities; $33.0 million of pre-tax integration expenses primarily including severance and other costs associated with the Combination; $4.4 million of pre-tax operating losses and transition costs primarily associated with operations in the process of being closed; $11.0 million of pre-tax costs associated with the planned separation of our Specialty Chemicals business into a new public company, Ingevity; $2.0 million of pre-tax acquisition expenses; and $2.8 million of pre-tax start-up costs at our Specialty Chemicals carbon facility in China. Additionally, we incurred $2.3 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

In the second quarter of fiscal 2015, our restructuring and other items were $0.08 per diluted share and consisted primarily of $13.8 million of pre-tax acquisition and integration costs and $4.6 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities.

In the six months ended March 31, 2016, we recorded a $478.3 million pre-tax and after-tax non-cash Specialty Chemicals goodwill impairment charge. In addition, our restructuring and other items included $223.0 million of pre-tax facility closure costs, which primarily related to the previously announced permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the permanent closure of the Newberg, OR mill, the Vapi, India linerboard mill, a Specialty Chemicals facility in Brazil and other previously closed facilities; $54.5 million of pre-tax integration expenses primarily including severance and other costs primarily associated with the Combination; $16.6 million of operating losses and transition costs primarily associated with operations in the process of being closed; $19.3 million of pre-tax costs associated with the planned separation of our Specialty Chemicals business into a new public company, Ingevity; $5.5 million of acquisition expenses; and $5.4 million of start-up costs at our Specialty Chemicals carbon facility in China. Additionally, we incurred $7.1 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

In the six months ended March 31, 2015, our restructuring and other items were $0.11 per diluted share and consisted primarily of $16.5 million of pre-tax acquisition and integration costs and $7.8 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities. In addition, in the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million. Changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. These two items aggregated to an $11.9 million pre-tax charge or $0.05 per diluted share after-tax.

We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net”, “Note 12. Retirement Plans” and “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	$2,514.2	$2,455.6	$4,969.8	$2,538.9	$3,872.6	$11,381.3
Fiscal 2016	$3,680.7	$3,696.6	$7,377.3
% Change	46.4%	50.5%	48.4%

Net sales in the second quarter of fiscal 2016 increased $1,241.0 million compared to the second quarter of fiscal 2015 as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition that together contributed $1,278.7 million of net sales. Excluding these transactions, net sales decreased due to an estimated $46.4 million of lower selling price/mix, which was partially offset by higher volume of $8.7 million.

Net sales in the six months ended March 31, 2016 increased $2,407.5 million compared to the six months ended March 31, 2015 as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition that together contributed $2,560.4 million of net sales. Excluding these transactions, net sales decreased due to an estimated $75.1 million of lower selling price/mix and lower volume of $77.8 million.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	$2,044.7	$1,998.5	$4,043.2	$2,012.6	$3,114.7	$9,170.5
(% of Net Sales)	81.3%	81.4%	81.4%	79.3%	80.4%	80.6%

Fiscal 2016	$2,979.5	$2,975.8	$5,955.3
(% of Net Sales)	80.9%	80.5%	80.7%

The increase in cost of goods sold in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was due to the higher sales as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition. Cost of goods sold as a percentage of net sales in the second quarter of fiscal 2016 declined compared to the prior year quarter primarily due to increased synergies and performance improvements, and lower energy and fiber costs, which were partially offset by the impact of lower selling prices in the current year quarter. Excluding these transactions, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $33.0 million, commodity costs decreased $17.9 million, shipping and warehousing costs decreased $10.0 million and aggregate depreciation and amortization increased $1.2 million.

The increase in cost of goods sold in the six months ended March 31, 2016 compared to the six months ended March 31, 2015 was due to the higher sales as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition. Cost of goods sold as a percentage of net sales in the six months ended March 31, 2016 declined compared to the prior year period due to increased synergies and performance improvements, and lower energy and fiber costs, which were partially offset by the impact of lower selling prices in the current year quarter. Excluding these transactions, on a volume adjusted basis compared to the prior year period, energy costs decreased $65.0 million, commodity costs decreased $35.1 million, shipping and warehousing costs decreased $17.1 million and aggregate depreciation and amortization increased $6.5 million.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	$221.3	$230.5	$451.8	$224.7	$365.5	$1,042.0
(% of Net Sales)	8.8%	9.4%	9.1%	8.9%	9.4%	9.2%

Fiscal 2016	$363.7	$368.0	$731.7
(% of Net Sales)	9.9%	10.0%	9.9%

SG&A excluding intangible amortization increased $137.5 million in the second quarter of fiscal 2016 compared to the prior year quarter primarily as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition. Similarly, SG&A increased $279.9 million in the six months ended March 31, 2016 compared to the prior year period.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $64.8 million and $22.1 million in the second quarter of fiscal 2016 and 2015, respectively. SG&A intangible amortization was $129.0 million and $44.5 million in the six months ended March 31, 2016 and March 31, 2015, respectively. The increase in SG&A intangible amortization in both periods was primarily due to the intangibles acquired in the Combination, the SP Fiber Acquisition and the Packaging Acquisition. See “Note 5. Merger and Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein for additional information.

Pension Lump Sum Settlement and Retiree Medical Curtailment, Net

During the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, during the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain. For additional information, see “Note 12. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $131.2 million and $17.2 million in the second quarter of fiscal 2016 and 2015, respectively. We recorded aggregate pre-tax restructuring and other costs of $302.3 million and $22.6 million in the six months ended March 31, 2016 and March 31, 2015, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, an acquisition or integration can vary. We discuss these charges in more detail in “Note 6. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Impairment of Specialty Chemicals Goodwill

In the first quarter of fiscal 2016, in light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and the results of our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. For additional information on the Specialty Chemicals impairment charge, see “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein.

Merger and Acquisitions

On January 19, 2016, we completed the Packaging Acquisition. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the results since the date of the acquisition in our Consumer Packaging segment.

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction we also acquired SP Fiber's 48 percent interest in GPS. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. We believe the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

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

We discuss these acquisitions in more detail in “Note 5. Merger and Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the second quarter of fiscal 2016 increased to $62.9 million from $23.0 million for the same quarter last year. The increase was primarily due to debt assumed in the Combination, the SP Fiber Acquisition and the Packaging Acquisition, net of a $10.4 million reduction in interest expense related to the amortization of the fair value of debt step-up from the transactions.

Interest expense for the six months ended March 31, 2016 increased to $128.1 million from $46.3 million for the same period last year. The increase was primarily due to debt assumed in the Combination, the SP Fiber Acquisition and the Packaging Acquisition, net of a $19.3 million reduction in interest expense related to the amortization of the fair value of debt step-up from the transactions.

Provision for Income Taxes

We recorded income tax expense of $40.4 million and $66.6 million for the three and six months ended March 31, 2016, respectively, compared to income tax expense of $55.8 million and $117.8 million for the three and six months ended March 31, 2015, respectively. The effective tax rates for the three and six months ended March 31, 2016 were approximately 40.3% and (20.5)%, respectively. The effective tax rates for the three and six months ended March 31, 2015 were approximately 33.6% and 33.3%, respectively.

The effective tax rate for the three months ended March 31, 2016 was different than the statutory rate primarily due to the domestic manufacturer’s deduction, the exclusion of tax benefits related to certain foreign losses and a tax rate differential with respect to foreign earnings. The effective tax rate for the six months ended March 31, 2016 was different than the statutory rate primarily due to no tax benefit being recorded for the goodwill impairment with respect to our Specialty Chemicals reporting unit (see Note 15. “Segment Information” for additional details), the domestic manufacturer’s deduction, the exclusion of tax benefits related to certain foreign losses, and a tax rate differential with respect to foreign earnings primarily in Canada. The effective tax rates for the three and six months ended March 31, 2015 were different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a lower tax rate with respect to foreign earnings primarily in Canada.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
North American Corrugated Packaging Segment Shipments - thousands of tons	1,995.8	1,936.7	3,932.5	2,032.6	2,018.0	7,983.1
North American Corrugated Containers Shipments - BSF	18.8	18.9	37.7	19.6	19.4	76.7
North American Corrugated Containers Per Shipping Day - MMSF	309.0	304.5	306.7	309.9	303.2	306.6

Fiscal 2016
North American Corrugated Packaging Segment Shipments - thousands of tons	2,046.7	2,040.3	4,087.0
North American Corrugated Containers Shipments - BSF	19.4	18.9	38.3
North American Corrugated Containers Per Shipping Day - MMSF	318.1	300.5	309.1

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	—	—	—	—	171.4	171.4
Brazil / India Corrugated Containers Shipments - BSF	—	—	—	—	1.4	1.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	—	—	—	—	18.1	18.1

Fiscal 2016
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	180.2	173.5	353.7
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3	2.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	19.8	19.5

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015	1,628.0	1,576.6	3,204.6	1,781.8	1,834.9	6,821.3
Fiscal 2016	1,975.2	1,911.2	3,886.4

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$1,842.8	$184.9	10.0%
Second Quarter	1,799.5	169.4	9.4
Six Months Ended March 31, 2015	3,642.3	354.3	9.7
Third Quarter	1,887.3	217.0	11.5
Fourth Quarter	1,987.3	235.4	11.8
Fiscal 2015	$7,516.9	$806.7	10.7%

Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Six Months Ended March 31, 2016	$3,897.1	$355.1	9.1%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $133.3 million in the second quarter of fiscal 2016 compared to the prior year quarter primarily due to $156.2 million of net sales from facilities acquired in the Combination and the SP Fiber Acquisition partially offset by the impact of an estimated $43.3 million of lower corrugated selling price/mix partially offset by $20.4 million of higher volumes excluding these transactions.

Net sales of the Corrugated Packaging segment increased $254.8 million in the six months ended March 31, 2016 compared to the prior year period primarily due to $340.5 million of net sales from facilities acquired in the Combination and the SP Fiber Acquisition partially offset by the impact of an estimated $74.9 million of lower corrugated selling price/mix and $10.8 million of lower volumes excluding these transactions.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2016 increased $5.6 million compared to the prior year quarter. The increase in segment income was primarily the impact of increased productivity improvements, lower energy and commodity costs, and income from the Combination and the SP Fiber Acquisition. The estimated impact of lower selling price/mix was $43.3 million partially offset by the estimated impact of higher volume of $2.5 million in the second quarter fiscal 2016 compared to the prior year quarter. Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $27.4 million, commodity costs decreased $11.6 million, aggregate freight, shipping and warehousing costs decreased $10.1 million, and depreciation and amortization expense increased $1.2 million. Segment income in the second quarter of fiscal 2015 included a reduction of cost of goods sold of $5.5 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2016 increased $0.8 million compared to the prior year period. The increase in segment income was primarily a result of increased productivity improvements, lower energy and commodity costs more than offsetting the impact of lower selling price/mix and volume. The estimated impact of lower selling price/mix was $74.9 million and the estimated impact of lower volume was $10.8 million in the six months ended March 31, 2016 compared to the prior year period. Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year period, energy costs decreased $55.4 million, commodity costs decreased $23.5 million, aggregate freight, shipping and warehousing costs decreased $18.0 million, and depreciation and amortization expense increased $5.6 million. Segment income in the six months ended March 31, 2015 included a reduction of cost of goods sold of $6.7 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2	378.5	749.7	388.6	1,043.9	2,182.2
Consumer Packaging Converting Shipments - BSF	5.2	5.3	10.5	5.5	9.2	25.2
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	88.2	86.3	144.5	100.9

Fiscal 2016
Consumer Packaging Segment Shipments - thousands of tons	949.3	974.4	1,923.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	17.8
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	143.9

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$713.0	$59.0	8.3%
Second Quarter	694.9	52.4	7.5
Six Months Ended March 31, 2015	1,407.9	111.4	7.9
Third Quarter	690.2	77.9	11.3
Fourth Quarter	1,642.0	77.7	4.7
Fiscal 2015	$3,740.1	$267.0	7.1%

Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Six Months Ended March 31, 2016	$3,130.6	$190.9	6.1%

Net Sales (Consumer Packaging Segment)

The $893.5 million increase in net sales for the Consumer Packaging segment for the second quarter of fiscal 2016 compared to the prior year second quarter was primarily due to $906.7 million of net sales from facilities acquired in the Combination and the Packaging Acquisition.

The $1,722.7 million increase in net sales for the Consumer Packaging segment for the six months ended March 31, 2016 compared to the prior year period was primarily due to $1,787.2 million of net sales from facilities acquired in the Combination and the Packaging Acquisition. The net sales from the facilities acquired in the Combination and the Packaging Acquisition were partially offset by $51.0 million of lower display sales due to softness in customer promotional spending.
Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2016 increased $47.3 million compared to the prior year quarter primarily reflecting $35.3 million from facilities acquired in the Combination and the Packaging Acquisition, the impact of synergy and productivity improvements, and lower fiber and energy related costs compared to the prior year quarter partially. Excluding the Combination and the Packaging Acquisition, on a volume adjusted basis compared to the prior year quarter, commodity costs decreased $6.3 million and energy costs decreased $5.6 million. Segment income was reduced by $1.8 million of pre-tax merger inventory step-up expense, net of the related LIFO impact in the second quarter of fiscal 2016.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2016 increased $79.5 million compared to the prior year period primarily reflecting $74.6 million from facilities acquired in the Combination and the Packaging Acquisition, the impact of synergy and productivity improvements, and lower fiber and energy related costs compared to the prior year period partially offset by the impact of lower volume. The estimated impact of lower volume was $14.3 million in the six months ended March 31, 2016 compared to the prior year period. Excluding the Combination and the Packaging Acquisition, on a volume adjusted basis compared to the prior year period, commodity costs decreased $11.6 million and energy costs decreased $9.7 million. Segment income was reduced by $4.0 million of pre-tax merger inventory step-up expense, net of the related LIFO impact in the six months ended March 31, 2016.

Specialty Chemicals Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$256.5	$33.6	13.1
Fiscal 2015	$256.5	$33.6	13.1%

Fiscal 2016
First Quarter	$209.8	$7.1	3.4%
Second Quarter	203.9	26.2	12.8
Six Months Ended March 31, 2016	$413.7	$33.3	8.0%

Net Sales (Specialty Chemicals Segment)

Specialty Chemicals’ net sales for the second quarter of fiscal 2016 reflected strong sales of activated carbon and asphalt additive products, while net sales of oilfield chemicals were down significantly due to reduced oilfield drilling and production activity compared to pre-Combination levels. The segment experienced pricing and volume pressure in certain industrial specialties markets due to competitive materials. The segment was formed as a result of the Combination; therefore, there are no prior year comparisons in our financial statements for the three and six months ended March 31, 2016. We expect the separation of Ingevity to occur on May 15, 2016.

Specialty Chemicals’ net sales for the six months ended March 31, 2016 reflected strong sales of activated carbon and asphalt additive products, while net sales of oilfield chemicals were down significantly compared to pre-Combination levels due to reduced oilfield drilling and production activity. The segment experienced pricing and volume pressure in certain industrial specialties markets due to competitive materials.

Segment Income (Specialty Chemicals)

Segment income attributable to the Specialty Chemicals segment was $26.2 million in the second quarter of fiscal 2016. Segment income in the second quarter of fiscal 2016 was reduced by approximately $2.8 million related to start-up costs at our new activated carbon plant in China. Segment income was reduced by $0.5 million of expense for inventory stepped-up in purchase accounting, net of the related LIFO impact.

Segment income attributable to the Specialty Chemicals segment was $33.3 million in the six months ended March 31, 2016. Segment income in the six months ended March 31, 2016 was reduced by approximately $5.4 million related to start-up costs at our new activated carbon plant mentioned above. Segment income was reduced by $2.5 million of expense for inventory stepped-up in purchase accounting, net of the related LIFO impact.

Land and Development (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$45.0	$(3.4)	(7.6)
Fiscal 2015	$45.0	$(3.4)	(7.6)%

Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Six Months Ended March 31, 2016	$34.1	$(3.3)	(9.7)%

Net Sales (Land and Development Segment)

Land and Development’s net sales for the second quarter of fiscal 2016 and the six months ended March 31, 2016 were $18.7 million and $34.1 million, respectively. The segment was formed as a result of the Combination; therefore, there are no prior year comparisons in our financial statements for the three and six months ended March 31, 2016.

Segment Income (Land and Development Segment)

Segment loss attributable to the Land and Development segment was $4.0 million in the second quarter of fiscal 2016 and $3.3 million in the six months ended March 31, 2016. The segment’s assets were stepped-up to fair value as a result of purchase accounting which resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-up of our land portfolio in this segment is expected to reduce future profitability on existing projects but does not impact future cash flows.

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

Cash and cash equivalents were $367.6 million at March 31, 2016 and $228.3 million at September 30, 2015. Approximately 80% of the cash and cash equivalents at March 31, 2016 were outside of the U.S., including approximately $175 million on deposit in Mexico to fund the joint venture with Grupo Gondi on April 1, 2016. At March 31, 2016 and September 30, 2015, total debt was $6,377.2 million and $5,632.4 million, respectively, $518.9 million of which was short-term at March 31, 2016. The increase in debt was primarily related to the SP Fiber Acquisition, the Packaging Acquisition, the cash to fund the joint venture with Grupo Gondi, capital investments and stock repurchases net of cash generated from operations. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and are in compliance with all of those covenants at March 31, 2016. At March 31, 2016, we had $109.4 million of outstanding letters of credit not drawn upon, approximately $2.3 billion of availability under our committed credit facilities and over $0.2 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, we entered into a Credit Facility that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which was previously available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. On March 24, 2016, we drew $600 million of the 5-year senior unsecured delayed draw term loan and used the proceeds for general corporate purposes. The balance of this 5-year senior unsecured term loan facility has been terminated. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. The Credit Facility contains usual and customary representations, warranties and covenants. Also, on July 1, 2015, we entered into the Farm Loan Credit Agreement which provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million. The Farm Credit Facility is guaranteed by WestRock and its wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matures on December 1, 2016. On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with The Bank of Tokyo-Mitsubishi that matures on February 9, 2017. On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch that matures on March 2, 2017.

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

Public Bonds and Other Indebtedness

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees by WestRock RKT Company and WestRock MWV, LLC. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. We also have certain international and other debt. In connection with the Combination, we increased the value of debt assumed by $346.2 million to reflect the debt at fair value. The stepped-up debt value will be amortized to income over the life of the underlying instruments. Total debt at March 31, 2016 includes unamortized fair market value step-up of $323.1 million from purchase accounting, primarily related to the Combination.

Accounts Receivable Sales Agreement

We have an A/R Sales Agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. The A/R Sales Agreement allows for a maximum of $300.0 million of receivables to be sold at any point in time. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. For additional information, see “Note 11. Fair Value — Accounts Receivable Sales Agreement” of the Notes to Condensed Consolidated Financial Statements included herein.

Cash Flow Activity

	Six Months Ended
	March 31,
	2016	2015
	(In millions)
Net cash provided by operating activities	$775.2	$550.8
Net cash used for investing activities	$(816.1)	$(222.7)
Net cash provided by (used for) financing activities	$186.3	$(319.9)

Net cash provided by operating activities during the six months ended March 31, 2016 increased $224.4 million compared to the six months ended March 31, 2015 primarily due to the impact of the Combination partially offset by an increase in working capital in the current year period of $59.6 million as compared to an increase in working capital of $43.1 million in the six months ended March 31, 2015. The change in working capital in the prior year period included the sale of $87.1 million of accounts receivables in connection with the A/R Sales Agreement.

Net cash used for investing activities in the six months ended March 31, 2016 consisted primarily of $418.4 million of capital expenditures, $381.0 million for the SP Fiber Acquisition and Packaging Acquisition, and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition. Net cash used for investing activities in the six months ended March 31, 2015 consisted primarily of $235.2 million of capital expenditures that was partially offset by proceeds from the sale of property, plant and equipment.

We expect fiscal 2016 capital expenditures to be in the range of $825 million to $850 million, subject to the Specialty Chemicals separation. We expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations and (ii) that support our strategy: to improve the competitiveness of mill and converting assets, support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018, and generate attractive returns. We believe we have significant opportunities to improve our performance through capital investment in our box plant system. We also believe we have identified more opportunities in our mill system to improve our productivity and cost structure, and we expect to purchase printing presses, digital printers, and other equipment in our converting operations. Our fiscal 2016 capital expenditure estimates include approximately $29 million of payments related to a fiscal 2012 major capital investment at one of our containerboard mills that was paid in the six months ended March 31, 2016. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify or to comply with regulatory changes, such as those promulgated by the EPA, including but not limited to compliance with Boiler MACT.

In the six months ended March 31, 2016, net cash provided by financing activities consisted primarily of the net increase in debt aggregating $644.4 million partially offset by cash dividends paid to stockholders of $191.6 million and purchases of Common Stock of $238.8 million. In the six months ended March 31, 2015, net cash used for financing activities consisted primarily of net repayments of debt aggregating $227.6 million, cash dividends paid to stockholders of $71.4 million, purchases of RockTenn Common Stock of $8.7 million and $26.8 million for the issuance of common stock, net of related minimum tax withholdings. These items were partially offset by $16.4 million of excess tax benefits from share-based compensation. In April 2016 and February 2016, our board of directors approved our May 2016 and February 2016 quarterly dividends of $0.375 per share indicating an annualized dividend of $1.50 per share.

At March 31, 2016, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $400 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. We expect to receive tax benefits in fiscal 2016 and future years from the U.S. manufacturer’s deduction, which has been limited to us in recent years due to lower levels of U.S. federal taxable income due to the use of U.S. federal net operating losses. Foreign net operating losses, state net operating losses and credits will be used over a longer period of time. Including the estimated impact of book and tax differences, we expect our cash tax payments to be substantially similar to our income tax expense in fiscal 2016 and lower than our income tax expense in fiscal 2017 and 2018. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

We made contributions of $25.6 million to our pension and supplemental retirement plans during the six months ended March 31, 2016. Based on current facts and assumptions, we expect to contribute approximately $52 million to our qualified defined benefit plans in fiscal 2016, primarily to our foreign pension plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

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

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. Management and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income (loss) attributable to common stockholders and Diluted earnings (loss) per share attributable to common stockholders, respectively.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Net Income to the most directly comparable GAAP measure, Net (loss) income attributable to common stockholders (in millions, net of tax), for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$56.9	$109.8	$(396.6)	$234.9
Impairment of Specialty Chemicals goodwill	—	—	478.3	—
Restructuring and other items	98.3	12.0	223.9	15.9
Inventory stepped-up in purchase accounting, net of LIFO	1.6	0.1	4.9	0.8
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	7.9
Adjusted Net Income	$156.8	$121.9	$310.5	$259.5

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our expectation of completing the separation of our specialty chemicals business, now called Ingevity, on May 15, 2016 and that the separation is expected to be tax-free to our stockholders, except with respect to fractional shares; our belief that the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness based on our continual review of our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness; the step-up to fair value of our land portfolio in our Land and Development segment is expected to reduce future profitability on existing projects but does not impact future cash flows; our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018; our expectation of paying an annualized dividend of $1.50 per share in fiscal 2016; that we expect to contribute approximately $52 million to our qualified defined benefit plans in fiscal 2016, primarily to our foreign pension plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations; the timing of our adoption of various recently adopted or issued accounting standards and our expectation that each of ASU 2014-12, ASU 2015-02, ASU 2015-04, ASU 2015-07, ASU 2015-11, ASU 2016-05, ASU 2016-07 and ASU 2016-09 will not have a material effect on our consolidated financial statements; amounts and timing of capital expenditure projects; the estimate of the timing of our compliance with Boiler MACT rules; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; the expectation that buyer-specific synergies will arise after the Combination (e.g., enhanced geographic reach of the combined organization and increased vertical integration and synergistic opportunities) and the SP Fiber Acquisition and Packaging Acquisition (e.g., enhanced reach of the combined organization and other synergies); our belief that we have significant opportunities to improve our performance through capital investment in our box plant system; that management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of pending litigation and proceedings will not have a material adverse effect on our results of operations, financial condition or cash flows; the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $400 million in future potential reductions of U.S. federal, state and foreign cash taxes; that we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years; that we expect to receive tax benefits in fiscal 2016 and future years from the U.S. manufacturer’s deduction which has been limited to us in recent years; foreign net operating losses, state net operating losses and credits will be used over a longer period of time, and that we expect our cash tax payments to be substantially similar to our income tax expense in fiscal 2016 and lower than our income tax expense in fiscal 2017 and 2018; that we expect integration activities to continue during fiscal 2016 and 2017; our belief that the costs of projects related to certain of our current or former locations being investigated or remediated under various environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; our availability under our credit facilities may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases; we may incur asset impairments associated with the Ingevity separation; the tax basis in the acquired U.S. assets from the stock purchase of certain legal entities formerly owned by Cenveo Inc. will increase subject to our election under section 338(h)(10) of the Code; the stock purchase of certain legal entities formerly owned by Cenveo Inc. has provided us with attractive and complementary customers, markets and facilities; our belief that we have identified more opportunities in our mill system to improve the productivity and cost structure and we expect to purchase printing presses, digital printers, and other equipment in our converting operations; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; that as a result of the Grupo Gondi investment, we expect to record a non-cash gain for an as yet to be determined amount that is subject to the valuation work being performed by a third party valuation firm and our belief that this partnership will help grow our presence in the attractive Mexican market; and our expectation that fiscal 2016 capital expenditures will be in the range of $825 million to $850 million, subject to the Specialty Chemicals separation.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. During the quarter ended September 30, 2015, we completed the Combination. See “Note 5. Merger and Acquisitions” of the Notes to Condensed Consolidated Financial Statements included herein for additional information. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. The United States Court of Appeals for the Seventh Circuit held oral arguments on the appeal in December 2015. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2016, there were approximately 584 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

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

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. As of September 30, 2015, the remaining authorization under our repurchase program was approximately 34.6 million shares. Pursuant to that repurchase program, in the three months ended March 31, 2016, we repurchased approximately 3.7 million shares of Common Stock for an aggregate cost of $144.5 million. As of March 31, 2016, we had approximately 28.8 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	1,963,035	$42.70	1,963,035	30,491,531
February 1, 2016 through February 29, 2016	75,000	31.57	75,000	30,416,531
March 1, 2016 through March 31, 2016	1,639,847	35.55	1,639,847	28,776,684
Total	3,677,882		3,677,882

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	May 9, 2016	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1	WestRock Company Employee Stock Purchase Plan Effective February 2, 2016.

Exhibit 10.2	WestRock Company 2016 Incentive Stock Plan.

Exhibit 10.3	Uncommitted and Revolving Credit Line Agreement dated as of February 11, 2016 between the Bank of Tokyo-Mitsubishi UFJ, Ltd., and WestRock Company.

Exhibit 10.4	Uncommitted and Revolving Line of Credit dated as of March 4, 2016 between Cooperatieve Rabobank U.A., New York Branch, MWV Luxembourg S.à.r.l. and WestRock Company.

Exhibit 31.1	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

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