Form 10-Q
period 2016-06-30
WestRock Co
filed 2016-08-09
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 29, 2016
Common Stock, $0.01 par value	251,494,672

WESTROCK COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

2016 Incentive Stock Plan	WestRock Company Incentive Stock Plan
Adjusted Earnings from Continuing Operations Per Diluted Share	As defined on p. 52
Adjusted Income from Continuing Operations	As defined on p. 52
A/R Sales Agreement	As defined on p. 29
Antitrust Litigation	As defined on p. 36
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 34
Business Combination Agreement	The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p. 35
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	WestRock common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Agreement	As defined on p. 28
Credit Facility	As defined on p. 28
EPA	U.S. Environmental Protection Agency
ESPP	WestRock Company Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Farm Loan Credit Agreement	As defined on p. 28
FIFO	First-in first-out inventory valuation method
Fiscal 2015 Form 10-K	WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
Grupo Gondi	Gondi, S.A. de C.V.
IDBs	Industrial Development Bonds
Ingevity	Ingevity Corporation, formerly the Specialty Chemicals business of WestRock Company
LIFO	Last-in first-out inventory valuation method
MWV	WestRock MWV, LLC, formerly MeadWestvaco Corporation
MWV Merger Sub	Milan Merger Sub, LLC
MMSF	Millions of square feet

Term or Acronym	Definition

Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc., in a stock purchase
Pension Act	Pension Protection Act of 2006
PRPs or PRP	Potentially responsible parties
PSD	Prevention of Significant Deterioration
Receivables Facility	Our $700.0 million receivables-backed financing facility that expires on July 22, 2019
RockTenn	WestRock RKT Company, formerly Rock-Tenn Company
RockTenn Merger Sub	Rome Merger Sub, Inc.
SEC	Securities and Exchange Commission
Separation	The May 15, 2016 distribution of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s shareholders.
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	The May 27, 2011 acquisition of Smurfit-Stone by Rock-Tenn Company
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
SARs	Stock appreciation rights
Title V permit	Operating permits issued under Title V of the Clean Air Act
U.S.	United States
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
			(recast)
Net sales	$3,596.5	$2,538.9	$10,560.1	$7,508.7
Cost of goods sold	2,869.2	2,012.6	8,520.8	6,055.8
Gross profit	727.3	526.3	2,039.3	1,452.9
Selling, general and administrative, excluding intangible amortization	341.5	224.7	1,019.4	676.5
Selling, general and administrative intangible amortization	53.3	22.1	159.4	66.6
Pension lump sum settlement and retiree medical curtailment, net	—	(0.4)	—	11.5
Restructuring and other costs, net	43.1	13.1	317.0	35.7
Operating profit	289.4	266.8	543.5	662.6
Interest expense	(64.0)	(22.6)	(193.2)	(68.9)
Interest income and other income (expense), net	20.9	(0.7)	43.2	(1.0)
Equity in income of unconsolidated entities	5.8	2.7	6.8	7.3
Income from continuing operations before income taxes	252.1	246.2	400.3	600.0
Income tax expense	(99.7)	(88.3)	(159.1)	(206.1)
Income from continuing operations	152.4	157.9	241.2	393.9
Loss from discontinued operations (net of income tax benefit of $46.2, $0, $39.0 and $0)	(58.7)	—	(539.4)	—
Consolidated net income (loss)	93.7	157.9	(298.2)	393.9
Less: Net income attributable to noncontrolling interests	(1.4)	(1.5)	(6.1)	(2.6)
Net income (loss) attributable to common stockholders	$92.3	$156.4	$(304.3)	$391.3

Basic earnings per share from continuing operations	$0.60	$1.11	$0.94	$2.78
Basic loss per share from discontinued operations	(0.23)	—	(2.13)	—
Basic earnings (loss) per share attributable to common stockholders	$0.37	$1.11	$(1.19)	$2.78

Diluted earnings per share from continuing operations	$0.59	$1.10	$0.93	$2.74
Diluted loss per share from discontinued operations	(0.23)	—	(2.11)	—
Diluted earnings (loss) per share attributable to common stockholders	$0.36	$1.10	$(1.18)	$2.74

Cash dividends paid per share	$0.375	$0.3205	$1.125	$0.8286

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$93.7	$157.9	$(298.2)	$393.9
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation gain (loss)	35.6	2.2	133.3	(45.0)
Reclassification adjustment of net loss on foreign currency translation included in earnings	20.2	—	20.2	—
Derivatives:
Deferred gain (loss) on cash flow hedges	0.1	—	(0.5)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.4	—	1.0	—
Defined benefit pension plans:
Net actuarial (loss) gain arising during the period	—	(0.5)	1.4	(3.3)
Amortization and settlement recognition of net actuarial loss, included in pension cost	1.5	6.3	4.9	29.1
Prior service credit (cost) arising during the period	—	0.7	—	(13.2)
Amortization and curtailment recognition of prior service cost (credit), included in pension cost	0.2	—	0.8	(4.9)
Other comprehensive income (loss)	58.0	8.7	161.1	(37.3)
Comprehensive income (loss)	151.7	166.6	(137.1)	356.6
Less: Comprehensive income attributable to noncontrolling interests	(1.5)	(1.7)	(6.3)	(2.6)
Comprehensive income (loss) attributable to common stockholders	$150.2	$164.9	$(143.4)	$354.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2016	September 30, 2015
		(recast)
ASSETS
Current assets:
Cash and cash equivalents	$258.7	$207.8
Restricted cash	7.3	7.3
Accounts receivable (net of allowances of $38.5 and $29.5)	1,596.6	1,575.4
Inventories	1,691.1	1,761.0
Other current assets	331.5	261.7
Current assets of discontinued operations	—	362.8
Total current assets	3,885.2	4,176.0
Property, plant and equipment, net	9,345.2	9,159.8
Goodwill	4,788.0	4,647.1
Intangibles, net	2,651.3	2,794.9
Restricted assets held by special purpose entities	1,295.4	1,302.1
Prepaid pension asset	545.1	532.9
Other assets	936.2	503.9
Long-term assets of discontinued operations	—	2,255.7
	$23,446.4	$25,372.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$345.2	$63.7
Accounts payable	1,109.5	1,231.4
Accrued compensation and benefits	376.1	354.9
Other current liabilities	476.3	410.2
Current liabilities of discontinued operations	—	118.6
Total current liabilities	2,307.1	2,178.8
Long-term debt due after one year	5,513.9	5,558.2
Pension liabilities, net of current portion	278.4	316.0
Postretirement benefit liabilities, net of current portion	145.3	143.0
Non-recourse liabilities held by special purpose entities	1,172.3	1,179.6
Deferred income taxes	3,283.0	3,189.7
Other long-term liabilities	709.3	647.2
Long-term liabilities of discontinued operations	—	361.8
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	14.3	14.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 251.5 million and 257.0 million shares outstanding at June 30, 2016 and September 30, 2015, respectively	2.5	2.6
Capital in excess of par value	10,438.7	10,767.8
Retained earnings	83.3	1,661.6
Accumulated other comprehensive loss	(611.4)	(780.2)
Total stockholders’ equity	9,913.1	11,651.8
Noncontrolling interests	109.7	132.1
Total equity	10,022.8	11,783.9
	$23,446.4	$25,372.4

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2016	2015
Operating activities:
Consolidated net (loss) income	$(298.2)	$393.9
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	867.7	459.5
Cost of real estate sold	50.1	—
Deferred income tax expense	35.4	152.1
Share-based compensation expense	51.8	28.5
Loss on disposal of plant, equipment and other, net	1.9	1.3
Equity in income of unconsolidated entities	(6.8)	(7.3)
Pension and other postretirement funding (more) than expense (income)	(69.0)	(120.6)
Gain on Grupo Gondi investment	(12.1)	—
Cash surrender value increase in excess of premiums paid	(23.7)	—
Impairment adjustments	191.3	3.0
Other non-cash items	(34.1)	(6.0)
Impairment of Specialty Chemicals goodwill and intangibles	579.4	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	51.0	69.0
Inventories	25.8	(7.8)
Other assets	(79.3)	(111.9)
Accounts payable	(104.1)	(41.8)
Income taxes	(13.0)	(10.5)
Accrued liabilities and other	92.7	15.2
Net cash provided by operating activities	1,306.8	816.6
Investing activities:
Capital expenditures	(614.7)	(358.9)
Cash (paid) received for purchase of businesses, net of cash acquired	(376.4)	3.7
Debt purchased in connection with an acquisition	(36.5)	—
Investment in unconsolidated entities	(178.5)	—
Return of capital from unconsolidated entities	5.4	0.8
Proceeds from sale of subsidiary and affiliates	10.2	—
Proceeds from sale of property, plant and equipment	10.9	22.8
Net cash used for investing activities	(1,179.6)	(331.6)
Financing activities:
Additions (repayments) to revolving credit facilities	180.6	(84.9)
Additions to debt	1,458.3	221.3
Repayments of debt	(1,012.2)	(473.9)
Other financing additions	2.5	2.0
Debt issuance costs	(3.6)	(0.1)
Specialty Chemicals spin-off of cash and trust funding	(118.9)	—
Issuances of common stock, net of related minimum tax withholdings	(3.8)	(24.6)
Purchases of common stock	(285.1)	(8.7)
Excess tax benefits from share-based compensation	0.1	16.7
Repayments to unconsolidated entity	(1.0)	(0.8)
Cash dividends paid to shareholders	(286.3)	(116.6)
Cash distributions paid to noncontrolling interests	(21.8)	(2.1)
Net cash used for financing activities	(91.2)	(471.7)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(2.7)
Increase in cash and cash equivalents	30.4	10.6
Cash and cash equivalents from continuing operations, at beginning of period	207.8	32.6
Cash and cash equivalents from discontinued operations, at beginning of period	20.5	—
Balance of cash and cash equivalents at beginning of period	228.3	32.6
Cash and cash equivalents from continuing operations, at end of period	258.7	43.2
Cash and cash equivalents from discontinued operations, at end of period	—	—
Balance of cash and cash equivalents at end of period	$258.7	$43.2

	Nine Months Ended
	June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$118.5	$47.6
Interest, net of amounts capitalized	167.3	47.0

Supplemental schedule of non-cash operating and investing activities:

The formation of the Grupo Gondi joint venture consisted of a contribution of $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0 percent equity participation in the joint venture valued at approximately $0.3 billion. The entity was deconsolidated as of April 1, 2016, which resulted in the derecognition and recognition of the following non-cash items:

Nine Months Ended June 30, 2016
(In millions)
Derecognized:
Accounts receivable	$34.7
Inventories	$25.8
Other assets	$86.3
Accounts payable	$(15.4)
Income taxes	$(1.0)
Accrued liabilities and other	$(18.8)

Recognized:
Investment in unconsolidated entities	$(123.7)

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the nine months ended June 30, 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. For additional information regarding these acquisitions, see “Note 5. Merger, Acquisitions and Investment”.

Nine Months Ended June 30, 2016
(In millions)
Fair value of assets acquired, including goodwill	$583.4
Cash consideration for the purchase of businesses, net of cash acquired	$376.4
Debt purchased in connection with an acquisition	$36.5
Liabilities assumed	$170.5

Included in liabilities assumed is the following item:
Debt assumed in acquisitions	$15.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2016
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are one of North America’s leading providers of packaging solutions and manufacturers of containerboard and paperboard. We operate locations in North America, South America, Europe and Asia. We also develop real estate in Charleston, SC.

Note 1.	Interim Financial Statements

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2015 from the audited Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three and nine months ended June 30, 2016 and June 30, 2015, our comprehensive income (loss) for the three and nine months ended June 30, 2016 and June 30, 2015, our financial position at June 30, 2016 and September 30, 2015, and our cash flows for the nine months ended June 30, 2016 and June 30, 2015.

On May 15, 2016, WestRock distributed 100% of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s shareholders and completed the separation of our Specialty Chemicals business from WestRock. Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. With the completion of the Separation, we disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our Condensed Consolidated Financial Statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented. See “Note 6. Discontinued Operations” for more information.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2015 Form 10-K. The results for the three and nine months ended June 30, 2016 are not necessarily indicative of results that may be expected for the full year.

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

Recently Issued Standards

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASU 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available for sale debt securities with unrealized losses, entities will be required to measure credit losses in a manner similar to what they do today, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year or origination for most financing receivables. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We expect to adopt these provisions on October 1, 2020, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customer, Narrow-Scope Improvements and Practical Expedients”, which amends its new revenue recognition guidance on transitioning to the new revenue recognition standard, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The ASU clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. The ASU also clarifies how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and can be applied using a full retrospective or modified retrospective approach. We expect to adopt these provisions on October 1, 2018, including interim periods subsequent to the date of adoption. We are evaluating the impact of these provisions.

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

In March 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASU 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging--Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASU 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require de-designation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption, and do not expect that these provisions will have a material effect on our consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Note 3.	Equity and Other Comprehensive (Loss) Income

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2016 (in millions):

	WestRock Company Stockholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2015	$11,651.8	$132.1	$11,783.9
Net (loss) income attributable to common stockholders	(304.3)	4.2	(300.1)
Other comprehensive income, net of tax	160.9	—	160.9
Noncontrolling interests assumed in acquisition	—	10.9	10.9
Income tax expense from share-based plans	(12.3)	—	(12.3)
Compensation expense under share-based plans	52.7	—	52.7
Cash dividends declared (per share - $1.125)(2)	(288.9)	—	(288.9)
Distributions and adjustments to noncontrolling interests	—	(11.2)	(11.2)
Sale of subsidiary shares from noncontrolling interest	—	(0.2)	(0.2)
Issuance of common stock, net of stock received for minimum tax withholdings	(3.2)	—	(3.2)
Purchases of common stock	(285.1)	—	(285.1)
Separation of Specialty Chemicals business	(1,058.5)	(26.1)	(1,084.6)
Balance at June 30, 2016	$9,913.1	$109.7	$10,022.8

(1)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. As of September 30, 2015, the remaining authorization under our repurchase program was approximately 34.6 million shares. Pursuant to that repurchase program, in the nine months ended June 30, 2016, we repurchased approximately 7.0 million shares of Common Stock for an aggregate cost of $285.1 million. As of June 30, 2016, we had approximately 27.6 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2016 and June 30, 2015 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)
Other comprehensive (loss) income before reclassifications	(0.5)	1.4	133.4	134.3
Amounts reclassified from accumulated other comprehensive loss	1.0	5.4	20.2	26.6
Specialty Chemicals separation	0.4	1.9	5.6	7.9
Net current period other comprehensive income	0.9	8.7	159.2	168.8
Balance at June 30, 2016	$(0.5)	$(532.0)	$(78.9)	$(611.4)

(1)     All amounts are net of tax and noncontrolling interest.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	—	(16.5)	(44.5)	(61.0)
Amounts reclassified from accumulated other comprehensive loss	—	23.8	—	23.8
Net current period other comprehensive income (loss)	—	7.3	(44.5)	(37.2)
Balance at June 30, 2015	$(0.2)	$(490.9)	$(41.4)	$(532.5)

(1)     All amounts are net of tax and noncontrolling interest.

The net of tax amounts were determined using effective tax rates averaging approximately 34% to 35% for the nine months ended June 30, 2016 and 38% to 39% for the nine months ended June 30, 2015. Although we are impacted by a number of currencies, foreign currency translation gains recorded in accumulated other comprehensive loss for the nine months ended June 30, 2016 were primarily due to the changes in the Brazilian Real/U.S. dollar and Canadian/U.S. dollar exchange rates. Foreign currency translation gains and losses recorded in accumulated other comprehensive loss for the nine months ended June 30, 2015 were primarily due to the change in the Canadian/U.S. dollar exchange rates. For the nine months ended June 30, 2016, we recorded defined benefit net actuarial gains of $1.4 million, net of tax of $0.8 million, in other comprehensive (loss) income, primarily due to the partial settlement and curtailment of certain defined benefit plans. For the nine months ended June 30, 2015, we recorded defined benefit net actuarial losses and prior service costs, net of tax, in other comprehensive (loss) income of $3.3 million and $13.2 million, respectively, primarily due to the partial settlement, plan amendments and curtailment of certain defined benefit plans. The deferred income tax expense associated with the net actuarial losses and prior service costs was $2.0 million and $8.3 million, respectively. The amounts reclassified out of accumulated other comprehensive loss into earnings for these events are summarized in the reclassifications tables below.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(1.9)	$0.6	$(1.3)	$(9.9)	$3.7	$(6.2)
Prior service (costs) credits (2)	(0.4)	0.3	(0.1)	—	—	—
Subtotal defined benefit plans	(2.3)	0.9	(1.4)	(9.9)	3.7	(6.2)

Foreign currency translation adjustments
Sale of foreign subsidiary (3)	(20.2)	—	(20.2)	—	—	—

Derivative Instruments (1)
Commodity cash flow hedges (4)	(0.3)	—	(0.3)	—	—	—
Foreign currency cash flow hedges (5)	(0.5)	0.2	(0.3)	—	—	—
Subtotal derivative instruments	(0.8)	0.2	(0.6)	—	—	—

Total reclassifications for the period	$(23.3)	$1.1	$(22.2)	$(9.9)	$3.7	$(6.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	Included in the computation of net periodic pension cost (See “Note 13. Retirement Plans” for additional details).

(3)	Included in interest income and other income (expense), net.

(4)	Included in cost of goods sold.

(5)	Included in net sales.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Nine Months Ended			Nine Months Ended
	June 30, 2016			June 30, 2015
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(6.5)	$1.9	$(4.6)	$(46.2)	$17.5	$(28.7)
Prior service (cost) credits (2)	(1.3)	0.5	(0.8)	8.0	(3.1)	4.9
Subtotal defined benefit plans	(7.8)	2.4	(5.4)	(38.2)	14.4	(23.8)

Foreign currency translation adjustments
Sale of foreign subsidiary (3)	(20.2)	—	(20.2)	—	—	—

Derivative Instruments (1)
Commodity cash flow hedges (4)	(1.4)	0.5	(0.9)	—	—	—
Foreign currency cash flow hedges (5)	(0.2)	0.1	(0.1)	—	—	—
Subtotal derivative instruments	(1.6)	0.6	(1.0)	—	—	—

Total reclassifications for the period	$(29.6)	$3.0	$(26.6)	$(38.2)	$14.4	$(23.8)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	Included in the computation of net periodic pension cost (see “Note 13. Retirement Plans” for additional details).

(3)	Included in interest income and other income (expense), net.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(4)	Included in cost of goods sold.

(5)	Included in net sales.

Note 4.	Earnings per Share

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic earnings (loss) per share:
Numerator:
Income from continuing operations	$152.4	$157.9	$241.2	$393.9
Less: Net income from continuing operations attributable to noncontrolling interest	(0.4)	(1.5)	(1.8)	(2.6)
Income available to common stockholders, before discontinued operations	152.0	156.4	239.4	391.3
Loss from discontinued operations (1)	(59.7)	—	(543.7)	—
Net income (loss) attributable to common stockholders	$92.3	$156.4	$(304.3)	$391.3
Denominator:
Basic weighted average shares outstanding	252.7	141.1	254.8	140.7

Basic earnings per share from continuing operations	$0.60	$1.11	$0.94	$2.78
Basic loss per share from discontinued operations	(0.23)	—	(2.13)	—
Basic earnings (loss) per share attributable to common stockholders	$0.37	$1.11	$(1.19)	$2.78

Diluted earnings (loss) per share:
Numerator:
Income from continuing operations	$152.4	$157.9	$241.2	$393.9
Less: Net income from continuing operations attributable to noncontrolling interest	(0.4)	(1.5)	(1.8)	(2.6)
Income available to common stockholders, before discontinued operations	152.0	156.4	239.4	391.3
Loss from discontinued operations (1)	(59.7)	—	(543.7)	—
Net income (loss) attributable to common stockholders	$92.3	$156.4	$(304.3)	$391.3
Denominator:
Basic weighted average shares outstanding	252.7	141.1	254.8	140.7
Effect of dilutive stock options and non-participating securities	3.5	1.6	3.8	2.0
Diluted weighted average shares outstanding	256.2	142.7	258.6	142.7

Diluted earnings per share from continuing operations	$0.59	$1.10	$0.93	$2.74
Diluted loss per share from discontinued operations	(0.23)	—	(2.11)	—
Diluted earnings (loss) per share attributable to common stockholders	$0.36	$1.10	$(1.18)	$2.74

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $1.0 million and $4.3 million for the three and nine months ended June 30, 2016, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three and nine months ended June 30, 2016 and June 30, 2015 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of June 30, 2016 and June 30, 2015. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 1.9 million and 1.8 million common shares, respectively, in the three and nine months ended June 30, 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Options and restricted stock in the amount of 0.3 million and 0.4 million common shares, respectively, in the three and nine months ended June 30, 2015, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Merger, Acquisitions and Investment

Grupo Gondi Investment
On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0 percent equity participation in the joint venture valued at approximately $0.3 billion. The cash contribution was borrowed at March 31, 2016 in order to fund at closing. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across 13 production sites. The cash contribution will remain in the joint venture and will be available to support its growth. As the majority equity holder, Grupo Gondi will manage the joint venture and we will provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Interest income and other income (expense), net” on our Condensed Consolidated Statements of Operations. The transaction includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture. We have included the financial results of the Grupo Gondi investment since the formation in our Corrugated Packaging segment, and are accounting for the investment on the equity method. We are in the process of analyzing third-party valuation of certain tangible and intangible assets; thus, the allocation of the purchase price used for equity accounting is preliminary and subject to revision.

Packaging Acquisition

On January 19, 2016, we completed the purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $97.6 million, net of cash received of $1.7 million and a working capital settlement. The transaction is subject to an election under Section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The preliminary purchase price allocation for the acquisition included $10.3 million of customer relationship intangible assets, $10.2 million of goodwill and $26.1 million of liabilities, including $1.3 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes. We are in the process of analyzing the estimated fair values of all assets acquired and liabilities assumed including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

SP Fiber

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48 percent interest in GPS. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. The purchase price was $278.8 million, net of cash received of $9.2 million. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

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

The preliminary purchase price allocation for the acquisition included $13.5 million of customer relationship intangible assets, $50.5 million of goodwill, including recording an adjustment to deferred taxes in the second quarter of fiscal 2016, and $144.4 million of liabilities, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the assets and liabilities acquired. The goodwill and intangibles will not be amortizable for income tax purposes. We are in the process of analyzing the estimated fair values of all assets acquired and liabilities assumed including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2016 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date (1)	Measurement Period Adjustments (2)	Amounts Recognized as of Acquisition Date (as Adjusted) (3)
Cash and cash equivalents	$265.7	$—	$265.7
Current assets, excluding cash and cash equivalents	1,858.8	4.8	1,863.6
Property, plant and equipment	3,991.5	16.7	4,008.2
Prepaid pension asset	1,407.8	(9.9)	1,397.9
Goodwill	3,817.3	55.3	3,872.6
Intangible assets	2,994.2	—	2,994.2
Restricted assets held by special purpose entities	1,302.0	—	1,302.0
Other long-term assets	363.8	18.4	382.2
Total assets acquired	16,001.1	85.3	16,086.4

Current portion of debt	62.3	74.8	137.1
Current liabilities	1,099.4	(47.3)	1,052.1
Long-term debt due after one year	2,090.6	18.3	2,108.9
Non-recourse liabilities held by special purpose entities	1,181.0	—	1,181.0
Accrued pension and other long-term benefits	235.1	—	235.1
Deferred income tax liabilities	2,366.7	(4.4)	2,362.3
Other long-term liabilities	520.0	43.9	563.9
Noncontrolling interest	159.3	—	159.3
Total liabilities and noncontrolling interest assumed	7,714.4	85.3	7,799.7

Net assets acquired (4)	$8,286.7	$—	$8,286.7

(1)	As previously reported in “Note 6. Merger and Acquisitions” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

(2)
The measurement period adjustments recorded in fiscal 2016 did not have a significant impact on our condensed consolidated statements of operations for the three months ended September 30, 2015 or the three and nine months ended June 30, 2016. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of September 30, 2015. Therefore, we have recorded the cumulative impact in fiscal 2016 and have not retrospectively adjusted the comparative 2015 financial information presented herein.

(3)
The measurement period adjustments were due primarily to refinements to third party appraisals and carrying amounts of certain assets and liabilities as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities, including any appraisal adjustments, analysis of the tax basis of acquired assets and liabilities, other tax adjustments and the classification of supplier financing arrangements. The net impact of the measurement period adjustments resulted in a net increase to goodwill.

(4)	The net assets acquired include the Specialty Chemicals business which was separated on May 15, 2016. See “Note 6. Discontinued Operations” for more information.

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities), the assembled work force of MWV as well as due to establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes.

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

The allocation of the consideration for the Combination also includes, among other things, $38.5 million of unfavorable contracts that will be amortized over 1 to 9 years. In connection with purchase accounting, we increased the carrying value of the debt assumed by $364.5 million to increase the carrying value of the debt assumed to fair value, including $18.3 million in the third quarter of fiscal 2016. The fair value adjustment will be amortized over 1 to 32 years.

The following unaudited pro forma information reflects our condensed consolidated results of operations as if the Combination had taken place on October 1, 2013. The unaudited pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the Combination, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The net sales have been adjusted to reflect the discontinued operations of the Specialty Chemicals business.

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
	(Unaudited, in millions)
Net sales	$3,654.3	$10,730.9
Net income attributable to common stockholders	$188.2	$483.1

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

Unaudited pro forma earnings for three and nine months ended June 30, 2015 were adjusted to exclude $17.4 million and $42.5 million, respectively, of acquisition costs, which primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees.

Note 6.	Discontinued Operations

On May 15, 2016 WestRock distributed 100% of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s shareholders of record as of the close of business on May 4, 2016 receiving one share of Ingevity common stock for every six shares of WestRock Common Stock held as of such record date, and completed the Separation. Following the Separation, we do not beneficially own any shares of Ingevity common stock and Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. We disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our Condensed Consolidated Financial Statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In connection with the Separation, we and Ingevity have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, a lease and ground service agreement with respect to our Covington, Virginia facility, an intellectual property agreement, a crude tall oil and black liquor soap skimming supply agreement, a trust agreement, an employee matters agreement and a transition service agreement. These agreements provided for the allocation between us and Ingevity of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain relationships between us and Ingevity after the Separation.

Prior to the Separation, Ingevity (then a subsidiary of WestRock) borrowed $500.0 million in contemplation of the Separation. In connection with the Separation, based on current market rates at the time of the Separation, we have recorded a $108.2 million long-term asset for the estimated fair value of the future principal and interest payments on an $80.0 million, 7.67% capital lease obligation assumed by Ingevity that is owed to the city of Wickliffe, KY. In contemplation of the Separation, Ingevity funded a trust in the amount of $68.9 million to secure the principal payment of the capital lease upon its maturity on January 15, 2027. We are co-obligors on the capital lease and the associated obligation remains recorded in long-term debt. The $500.0 million of debt and the $68.9 million in the trust were assumed by Ingevity, and removed from our Condensed Consolidated Financial Statements as part of our discontinued operations reporting.

The following table presents the financial results of Specialty Chemicals’ discontinued operations (in millions):

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Net sales	$120.0	$533.7
Cost of goods sold	83.8	387.5
Gross Profit	36.2	146.2
Selling, general and administrative, excluding intangible amortization	11.8	65.6
Selling, general and administrative intangible amortization	5.9	28.8
Restructuring and other costs, net	22.5	50.9
Impairment of Specialty Chemicals goodwill and intangibles	101.1	579.4
Operating loss	(105.1)	(578.5)
Interest income (expense) and other income (expense), net	0.2	0.1
Loss from discontinued operations before income taxes	(104.9)	(578.4)
Income tax benefit	46.2	39.0
Loss from discontinued operations	$(58.7)	$(539.4)

Restructuring and other costs, net are primarily associated with costs incurred to support the Separation and consist primarily of advisory, legal, accounting and other professional fees. Additionally, restructuring and other costs, net include $10.0 million of costs associated with the closure of Ingevity’s Duque de Caxias facility in Brazil and other severance and stock-based compensation expenses.

In the first quarter of fiscal 2016, as part of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it was more likely than not that the goodwill of our then-owned Specialty Chemicals reporting unit was impaired, we considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of the reporting unit. We concluded that an impairment indicator had occurred related to the goodwill of the Specialty Chemicals reporting unit and that the indicator was driven by market factors subsequent to the purchase price allocation to the Specialty Chemical’s reporting unit.

We performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July, 1 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation of our Specialty Chemicals business. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and began a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis, we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held and used” basis did not exceed the estimated undiscounted future cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. This amount is included in the line item “Loss from discontinued operations” in the Condensed Consolidated Statements of Operations. No tax benefit was recorded for the goodwill impairment.

Until the completion of the Separation, GAAP required us to assess impairment of the Specialty Chemicals’ long-lived assets using the “held and used” model which is based on undiscounted future cash flows. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit were in excess of the carrying amount, then there would be no impairment. At the date of the Separation, GAAP required us to assess impairment using the “held for sale” model. This model compares the fair value of the disposal unit to its carrying value and if the fair value less cost to sell is lower, then an impairment loss would be recorded. At the date of the Separation, we evaluated our intangibles, which consisted predominantly of customer list intangibles for impairment. Our analysis at May 15, 2016, using the income approach (multi-period excess earnings method), indicated that there was a $101.1 million pre-tax non-cash impairment of our Specialty Chemicals customer relationships intangible. The impairment loss was recorded on the Separation and is included as a component of discontinued operations.

The following table presents the significant non-cash items and capital expenditures for Specialty Chemicals’ that are included in the nine months ended June 30, 2016 Condensed Consolidated Statements of Cash Flows (in millions):

Nine Months Ended
June 30, 2016
Depreciation, depletion and amortization	$57.2
Impairment of Specialty Chemicals goodwill and intangibles	$579.4
Capital expenditures	$(43.9)
The carrying value of the assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet as of September 30, 2015 were as follows (in millions):

September 30, 2015
ASSETS
Cash and cash equivalents	$20.5
Accounts receivable (net of allowance of $0.1)	114.6
Inventories	202.4
Other current assets	25.3
Total current assets of discontinued operations	$362.8

Property, plant and equipment, net	436.9
Goodwill	1,047.4
Intangibles, net	757.3
Other non-current assets	14.1
Total non-current assets of discontinued operations	$2,255.7

LIABILITIES
Current portion of debt	10.4
Accounts payable	72.4
Accrued compensation and benefits	3.1
Other current liabilities	32.7
Total current liabilities of discontinued operations	$118.6

Long-term debt due after one year	0.1
Deferred income taxes	350.9
Other non-current liabilities	10.8
Total non-current liabilities of discontinued operations	$361.8

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $43.1 million and $13.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and recorded pre-tax restructuring and other costs, net, of $317.0 million and $35.7 million for the nine months ended June 30, 2016 and June 30, 2015, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. We discuss our restructuring and other costs, net in more detail below and those charged to discontinued operations in “Note 6. Discontinued Operations”.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and nine months ended June 30, 2016 and June 30, 2015, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(2)	Current Qtr.	$1.4	$0.4	$—	$3.4	$0.4	$5.6
	YTD Fiscal 2016	181.3	15.6	0.3	15.9	8.8	221.9
	Prior Year Qtr.	(2.5)	0.2	0.4	0.6	0.1	(1.2)
	YTD Fiscal 2015	(0.9)	0.2	0.8	2.5	1.2	3.8
	Cumulative	223.2	45.1	8.0	30.8	22.4	329.5
	Expected Total	223.2	45.1	8.7	33.3	23.8	334.1
Consumer Packaging(3)	Current Qtr.	1.5	3.4	0.4	0.1	—	5.4
	YTD Fiscal 2016	(0.5)	4.0	0.9	0.5	—	4.9
	Prior Year Qtr.	0.1	0.6	(0.1)	0.4	—	1.0
	YTD Fiscal 2015	0.4	0.8	0.1	0.6	0.2	2.1
	Cumulative	5.0	7.4	1.9	1.7	0.5	16.5
	Expected Total	5.0	7.7	2.6	1.7	0.5	17.5
Other(4)	Current Qtr.	—	—	—	—	32.1	32.1
	YTD Fiscal 2016	1.2	0.9	—	—	88.1	90.2
	Prior Year Qtr.	—	—	—	—	13.3	13.3
	YTD Fiscal 2015	—	—	—	—	29.8	29.8
	Cumulative	1.2	0.9	—	—	362.2	364.3
	Expected Total	1.2	0.9	—	—	362.2	364.3
Total	Current Qtr.	$2.9	$3.8	$0.4	$3.5	$32.5	$43.1
	YTD Fiscal 2016	$182.0	$20.5	$1.2	$16.4	$96.9	$317.0
	Prior Year Qtr.	$(2.4)	$0.8	$0.3	$1.0	$13.4	$13.1
	YTD Fiscal 2015	$(0.5)	$1.0	$0.9	$3.1	$31.2	$35.7
	Cumulative	$229.4	$53.4	$9.9	$32.5	$385.1	$710.3
	Expected Total	$229.4	$53.7	$11.3	$35.0	$386.5	$715.9

(1)
We have defined “Net Property, Plant and Equipment” as used in this Note 7 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(2)
The Corrugated Packaging segment current quarter charges primarily reflect restructuring activities at a recycling facility and on-going closure costs at previously closed facilities. The year to date charges primarily reflect the charges associated with the permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the Newberg, OR containerboard and newsprint mill, the Vapi, India linerboard mill, restructuring activities at a recycling facility and on-going closure costs at previously closed facilities. The prior year quarter and prior year to date charges primarily reflect on-going closure costs at previously closed facilities net of asset sales. The cumulative charges are primarily associated with the closure of the Coshocton, Uncasville, Newberg, Vapi and Matane, Quebec mills, a recycling facility and the cumulative closure of certain corrugated container plants and recycled collection facilities acquired in the Smurfit-Stone Acquisition, and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(3)
The Consumer Packaging segment current quarter charges primarily reflect the charges associated with a folding carton and merchandising displays facility and on-going closure costs at previously closed facilities. The year to date charges primarily reflect the charges associated with a folding carton and merchandising displays facility, on-going closure costs at previously closed facilities that were partially offset by the gain on sale of the Cincinnati, OH specialty recycled paperboard mill. The prior year quarter and prior year to date charges are primarily associated with on-going closure activity at previously closed facilities including the Cincinnati, OH mill. The cumulative charges primarily reflect our Cincinnati, OH mill and the consolidation of converting and merchandising displays facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(4) The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate that primarily consist of costs incurred as a result of the Combination, the Smurfit-Stone Acquisition, and other acquisition and divestiture expenses, excluding the Specialty Chemicals costs which are included in discontinued operations. The charges in the Net Property, Plant and Equipment column are for the write-off of leasehold improvements associated with the integration of the Combination. The pre-tax charges in the “Other” segment are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Other Expenses	Total
Current Qtr.	$1.4	$30.3	$0.4	$32.1
YTD Fiscal 2016	$6.9	$82.0	$1.3	$90.2
Prior Year Qtr.	$2.2	$11.1	$—	$13.3
YTD Fiscal 2015	$13.0	$16.8	$—	$29.8

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

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations (in millions):

	Nine Months Ended
	June 30,
	2016	2015
Accrual at beginning of fiscal year	$21.4	$10.9
Additional accruals	57.1	0.9
Payments	(41.0)	(6.5)
Adjustment to accruals	0.1	0.8
Accrual at June 30	$37.6	$6.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):
	Nine Months Ended
	June 30,
	2016	2015
Additional accruals and adjustments to accruals (see table above)	$57.2	$1.7
Acquisition expenses	6.9	13.0
Integration expenses	50.0	16.9
Net property, plant and equipment	182.0	(0.5)
Severance and other employee expense	2.9	0.4
Equipment and inventory relocation costs	1.2	0.9
Facility carrying costs	16.4	3.1
Other expense	0.4	0.2
Total restructuring and other costs, net	$317.0	$35.7

Note 8.	Income Taxes

The effective tax rates from continuing operations for the three and nine months ended June 30, 2016 were 39.5% and 39.7%, respectively. The effective tax rates from continuing operations for the three and nine months ended June 30, 2015 were 35.9% and 34.4%, respectively. The effective tax rate from continuing operations for the three and nine months ended June 30, 2016 were different than the statutory rate primarily due to the impact of state taxes, the domestic manufacturer’s deduction, no tax benefit being recorded for the non-deductible goodwill disposed of in connection with the contribution to the Grupo Gondi joint venture, the exclusion of tax benefits related to certain foreign losses and a tax rate differential with respect to foreign earnings primarily in Canada. The effective tax rates from continuing operations for the three and nine months ended June 30, 2015 were different than the statutory rate primarily due to the impact of state taxes, the domestic manufacturer’s deduction and a lower tax rate with respect to foreign earnings primarily in Canada. The three months ended June 30, 2015 also included charges related to a return to provision true-up.

Note 9.	Inventories

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

	June 30, 2016	September 30, 2015
Finished goods and work in process	$837.0	$859.7
Raw materials	547.1	652.3
Spare parts and supplies	340.9	322.4
Inventories at FIFO cost	1,725.0	1,834.4
LIFO reserve	(33.9)	(73.4)
Net inventories	$1,691.1	$1,761.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following (in millions):

	June 30, 2016	September 30, 2015
Property, plant and equipment at cost:
Land and buildings	$2,295.9	$2,245.2
Machinery and equipment	10,540.1	9,712.4
Forestlands and mineral rights	202.1	161.3
Transportation equipment	26.2	20.2
Leasehold improvements	62.9	59.1
	13,127.2	12,198.2
Less accumulated depreciation and amortization	(3,782.0)	(3,038.4)
Property, plant and equipment, net	$9,345.2	$9,159.8

Note 11.	Debt

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. At June 30, 2016, our Credit Facility and public bonds were unsecured. For more information regarding certain of our debt characteristics, see “Note 9. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K.

The following were individual components of debt (in millions):

	June 30, 2016		September 30, 2015
	Carrying Value	Weighted Avg. Interest Rate	Carrying Value	Weighted Avg. Interest Rate
U.S. Dollar Denominated Fixed Rate Debt:
Public bonds due fiscal 2017 to 2022	$1,656.3	3.9%	$1,672.2	3.8%
Public bonds due fiscal 2023 to 2027	414.6	4.3%	436.8	4.4%
Public bonds due fiscal 2030 to 2033	991.3	4.7%	1,002.8	4.6%
Public bonds due fiscal 2037 to 2047	179.4	5.9%	180.1	5.9%

U.S. Dollar Denominated Floating Rate Debt:
Term loan facilities	2,195.5	1.7%	1,794.7	1.4%
Revolving credit and swing facilities	62.9	1.1%	64.1	2.6%
Receivables-backed financing facility	—	—	198.0	0.9%

Capital lease obligations	185.1	4.2%	165.8	5.7%

Supplier Financing and Commercial Card Programs	104.5	—	3.2	—

International and other debt	69.5	8.1%	104.2	7.4%
Total debt	5,859.1	3.2%	5,621.9	3.3%
Less current portion of debt	345.2		63.7
Long-term debt due after one year	$5,513.9		$5,558.2

Total debt at June 30, 2016 and September 30, 2015 includes unamortized fair market value step-up of $329.4 million and $340.9 million, respectively. A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with all of our covenants at June 30, 2016. At June 30, 2016, we had $111.5 million of outstanding letters of credit not drawn upon. At June 30, 2016, we had approximately $2.5 billion of availability under our committed credit facilities and approximately $0.4 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $6.0 billion and $5.7 billion as of June 30, 2016 and September 30, 2015, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which was previously available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On March 24, 2016, we drew $600.0 million of the available $1.1 billion delayed draw term loan facility for general corporate purposes and the balance of the delayed draw term loan facility was terminated. On June 22, 2016, we pre-paid $200.0 million of amortization payments through the second quarter of fiscal 2018. Our next amortization payment will be due in June 2018. On July 1, 2016, we executed an option to extend the term of the Credit Facility for one year beyond the original 5-year term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder will continue to mature on July 1, 2020.

On July 1, 2015, we entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600 million. At June 30, 2016, there was $600.0 million outstanding under this facility.

On December 1, 2015, we entered into a $200 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The facility matures on December 1, 2016. At June 30, 2016, there was $62.9 million outstanding under this facility.

On February 11, 2016, we entered into a $100 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matures on February 9, 2017. At June 30, 2016, we had no amounts outstanding under this facility.

On March 4, 2016, we entered into a $100 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matures on March 2, 2017. At June 30, 2016, we had no amounts outstanding under this facility.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility and on July 22, 2016 we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. At June 30, 2016 and September 30, 2015, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were approximately $512.9 million and $555.4 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2016 was approximately $732.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement. At June 30, 2016, we had no amounts outstanding under this facility.

Note 12.	Fair Value

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We disclose the fair value of our pension and postretirement assets and liabilities in “Note 13. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2015 Form 10-K and the fair value of our long-term debt in “Note 11. Debt” herein. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $300.0 million. On June 27, 2016, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $400.0 million.

The following table represents a summary of the activity under the A/R Sales Agreement for the nine months ended June 30, 2016 and June 30, 2015 (in millions):

	Nine Months Ended
	June 30,
	2016	2015
Receivable from financial institution at beginning of fiscal year	$5.8	$10.4
Receivables sold to the financial institution and derecognized	1,095.1	897.6
Receivables collected by financial institution	(987.0)	(797.2)
Cash proceeds from financial institution	(97.2)	(66.4)
Receivable from financial institution at June 30,	$16.7	$44.4

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2016 and June 30, 2015, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the goodwill impairment of our Specialty Chemicals reporting unit in the first quarter of fiscal 2016 and the intangible impairment in the Specialty Chemicals segment in the third quarter of fiscal 2016 following the separation, each as discussed in “Note 6. Discontinued Operations”.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table represents a summary of the components of net pension (benefit) cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$8.2	$7.0	$41.7	$22.6
Interest cost	78.2	45.1	232.9	141.5
Expected return on plan assets	(103.3)	(61.3)	(309.3)	(187.6)
Amortization of net actuarial loss	2.9	10.0	8.2	27.1
Amortization of prior service cost	1.0	0.9	2.9	2.0
Curtailment gain recognized	—	—	(1.0)	—
Settlement loss recognized	—	—	—	20.0
Company defined benefit plan (benefit) cost	(13.0)	1.7	(24.6)	25.6
Multiemployer and other plans	1.6	1.5	4.4	4.3
Net pension (benefit) cost	$(11.4)	$3.2	$(20.2)	$29.9

During the three and nine months ended June 30, 2016, we made contributions of $14.3 million and $39.9 million to our qualified and supplemental defined benefit pension plans. During the three and nine months ended June 30, 2015, we made contributions of $72.9 million and $131.1 million to our qualified and supplemental defined benefit pension plans.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive (loss) income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings in the first quarter of fiscal 2015, which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Operations. The impact of the settlement is included in the net periodic pension cost table above. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the United Steelworkers master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive (loss) income.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$0.4	$0.1	$1.7	$0.4
Interest cost	1.9	1.1	6.0	3.2
Amortization of net actuarial gain	(0.8)	(0.2)	(1.4)	(0.8)
Amortization of prior service credit	(0.5)	(0.4)	(1.5)	(1.4)
Curtailment gain recognized	—	(0.4)	—	(8.5)
Postretirement plan cost (benefit)	$1.0	$0.2	$4.8	$(7.1)

During the three and nine months ended June 30, 2016, we funded an aggregate of $2.2 million and $9.3 million respectively, to our postretirement benefit plans. During the three and nine months ended June 30, 2015, we funded an aggregate of $2.3 million and $8.0 million, respectively, to our postretirement benefit plans.

In October 2014, we entered into a master agreement with the United Steelworkers Union that applied to substantially all of our legacy RockTenn facilities represented by the union at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Condensed Consolidated Statements of Operations which was subsequently adjusted in the third quarter of fiscal 2015 to $8.5 million. The aggregate postretirement benefit obligation decreased $0.6 million as a result of the curtailment.

Note 14.	Stock-Based Compensation

Stock-based Compensation Plans

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the 2016 Incentive Stock Plan and ESPP. The 2016 Incentive Stock Plan allows for the granting of options and restricted stock, stock appreciation rights and restricted stock units to certain key employees and directors for the issuance of approximately 9.6 million shares of Common Stock. Adjusted for the Separation as discussed below, at June 30, 2016, approximately 7.9 million shares remained available for future grants. If all currently outstanding adjustable restricted stock awards recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 1.3 million additional shares. The ESPP provides for the purchase of shares by all of our eligible employees at a 15% discount and allows for the purchase of a total of approximately 2.5 million shares of Common Stock.

As part of the Separation, equity-based incentive awards were generally adjusted to maintain the intrinsic value of awards immediately prior to the Separation. The number of unvested restricted stock awards and unexercised stock options and SARs at the time of the Separation were increased by an exchange factor of approximately 1.12. In addition, the exercise price of unexercised stock options and SARs at the time of the separation was converted to decrease the exercise price by an exchange factor of approximately 1.12. The share increases are reflected in the tables below on the line item “Adjustments due to Separation”. The weighted-average grant date fair value of adjustments is equal to the weighted-average grant date fair value of the awards outstanding at the date of the Separation at their respective grant date divided by a factor of approximately 1.12, and the weighted-average grant date fair value of the unvested restricted stock as of June 30, 2016 reflects the adjustments.

Stock Options

Options granted under our plans generally have an exercise price equal to the closing market price on the date of grant, generally vest in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Our option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than in circumstances such as death and disability, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

During the nine months ended June 30, 2016, we granted options to purchase 1,249,790 shares of Common Stock to certain employees. These grants were valued at a weighted average fair value of $8.06 per share using the Black-Scholes option pricing model. The approximate assumptions used were: an expected term of 7.0 years; an expected volatility of 38.3%; expected dividends of 4.5%; and a risk free rate of 1.6%. We amortize these costs on a straight-line basis over the explicit service period.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2016 and June 30, 2015 was $2.8 million and $1.0 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2016 and June 30, 2015 was $6.1 million and $4.7 million, respectively. The table below summarizes the changes in all stock options during the nine months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	7,189,654	$33.19
Granted	1,249,790	33.38
Exercised	(665,214)	31.22
Expired	(44,584)	35.04
Forfeited	(27,392)	38.82
Adjustment due to the Separation	930,865
Outstanding at June 30, 2016	8,633,119	$29.76	5.2	$92.5
Exercisable at June 30, 2016	6,937,039	$28.55	4.2	$80.0

Stock Appreciation Rights

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. The company measures compensation expense related to the SAR awards at the end of each period. No additional SARs are presently expected to be issued.

The table below summarizes the changes in all SARs during the nine months ended June 30, 2016:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	86,419	$28.98
Granted	—	—
Exercised	(6,840)	31.93
Expired	(14,742)	24.29
Forfeited	—	—
Adjustment due to the Separation	8,183
Outstanding at June 30, 2016	73,020	$26.41	4.4	$0.9
Exercisable at June 30, 2016	73,020	$26.41	4.4	$0.9

The aggregate intrinsic value of stock appreciation rights exercised during the nine months ended June 30, 2016 was $0.1 million.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards have a service condition, generally vest over one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals and the grants generally vest over a period of three years. Subject to the level of performance attained, the target award of the grants with performance goals may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than in circumstances such as death and disability, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee of the restricted stock is entitled to receive dividend equivalent units (i.e. dividends in the form of shares during the period of restriction), but will forfeit the restricted award and the dividend equivalents if the employee separates from the Company during the vesting period or if the predetermined goals are not accomplished.

During the nine months ended June 30, 2016, pursuant to our 2016 Incentive Stock Plan, we granted 64,155 shares of restricted stock to our non-employee directors and 1,229,245 restricted stock awards to certain of our employees. The employee grants predominately consisted of awards that included service and performance conditions.

The aggregate fair value of restricted stock that vested during the three and nine months ended June 30, 2016 was $2.1 million and $54.0 million, respectively. The aggregate fair value of restricted stock that vested during the three and nine months ended June 30, 2015 was $0.1 million and $82.4 million, respectively.

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2016:

	Shares / Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2015	2,327,231	$56.13
Granted(1)	1,739,953	35.74
Vested	(1,499,818)	49.60
Forfeited	(79,266)	51.11
Adjustment due to the Separation	302,180
Unvested at June 30, 2016 (2)	2,790,280	$41.11

(1)
Fiscal 2016 target awards to employees of 1,191,062 shares may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. In connection with the Combination, the performance condition for the 2013 fiscal grant was based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter). The performance goal was subsequently determined in accordance with the applicable grant letter to be attained at 200.0% of target. Awards issued during the nine months ended June 30, 2016 also include shares accelerated for terminated employees as a result of the Combination which were achieved at between 146.5% and 200% of target. Awards granted for attainment of a performance condition at an amount in excess of target resulted in the issuance and vesting of an additional 446,553 shares in the nine months ended June 30, 2016.

(2)
Target awards with a performance condition, net of subsequent forfeitures, granted may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions, we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 1.5 million additional shares. However, it is possible that the actual performance attained may vary.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 15.	Commitments and Contingencies

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” For our boilers, Boiler MACT required compliance by January 31, 2016, unless a facility requested and received an extension. All of our mills that are subject to regulation under Boiler MACT met the January 31, 2016 compliance deadline, with the exception of those mills for which we have obtained a compliance extension. We expect our mills that have obtained an extension to be in compliance by their respective extension dates, none of which extend beyond January 31, 2017. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit (“the Court”) issued a ruling on the consolidated cases challenging Boiler MACT. The Court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S. We cannot predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance with new environmental standards may require substantial additional capital expenditures and/or increase our operating costs.

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

CERCLA and Other Remediation Costs

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited and other factors.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform other remediation projects, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our obligations under CERCLA and other remediation programs, and therefore, our results of operations, financial condition or cash flows.

As of June 30, 2016, we had $16.6 million reserved for environmental liabilities on an undiscounted basis, of which $8.7 million is included in other long-term liabilities and $7.9 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2016.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. However, on June 23, 2014, the U.S. Supreme Court issued a decision holding that the EPA may not treat GHG emissions as an air pollutant for purposes of determining whether a source is a major source required to obtain a PSD or Title V permit. The Supreme Court also said that the EPA could continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on the application of Best Available Control Technology. The EPA is continuing to examine the implications of the Supreme Court’s decision, including how the EPA will need to revise its permitting regulations and related impacts to state programs. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing EPA GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in light of this decision; however, certain states where we operate manufacturing facilities are continuing their efforts. We are carefully monitoring the state-level developments relating to this rule. Due to ongoing litigation and other uncertainties regarding these GHG regulations, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology is working on a rulemaking which is intended to limit GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, would be subject to regulation under this program. We are carefully monitoring the development of this rulemaking to assess its potential impact on our Tacoma operations.

In April 2016, the U.S. and over 170 other countries signed the Paris Agreement, which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015. The Paris Agreement establishes a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including, China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement will enter into force 30 days after the date on which at least 55 parties accounting in total for at least an estimated 55% of the total global GHG emissions have ratified it. It is unclear at this time whether the Paris Agreement will become legally binding or how it will impact the company’s operations; however, mandatory GHG reduction requirements that may be imposed in accordance with the Paris Agreement could require process changes, capital expenditures and/or increase the Company’s operating costs at some facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Several of our international facilities are located in countries that have already adopted GHG emissions trading schemes. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years.

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

Litigation

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010 (the “Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. On August 4, 2016, the United States Court of Appeals for the Seventh Circuit affirmed the District Court’s decision regarding class certification. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2016, there were approximately 575 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements and regulatory obligations. We estimate the exposure for these matters could be up to $50 million. As of June 30, 2016, we have recorded $5.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16.	Segment Information

Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our corrugated mill and packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations; and Land and Development, which develops and sells real estate primarily in the Charleston, SC market. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales (aggregate):
Corrugated Packaging	$1,967.7	$1,887.3	$5,864.8	$5,529.6
Consumer Packaging	1,635.8	690.2	4,766.4	2,098.1
Land and Development	42.0	—	76.1	—
Total	$3,645.5	$2,577.5	$10,707.3	$7,627.7
Less net sales (intersegment):
Corrugated Packaging	$31.4	$29.7	$99.2	$93.4
Consumer Packaging	17.6	8.9	48.0	25.6
Land and Development	—	—	—	—
Total	$49.0	$38.6	$147.2	$119.0
Net sales (unaffiliated customers):
Corrugated Packaging	$1,936.3	$1,857.6	$5,765.6	$5,436.2
Consumer Packaging	1,618.2	681.3	4,718.4	2,072.5
Land and Development	42.0	—	76.1	—
Total	$3,596.5	$2,538.9	$10,560.1	$7,508.7
Segment income:
Corrugated Packaging	$192.4	$217.0	$547.5	$571.3
Consumer Packaging	151.7	77.9	342.6	189.3
Land and Development	9.5	—	6.2	—
Segment income	353.6	294.9	896.3	760.6
Pension lump sum settlement and retiree medical curtailment, net	—	0.4	—	(11.5)
Restructuring and other costs, net	(43.1)	(13.1)	(317.0)	(35.7)
Non-allocated expenses	(15.3)	(12.7)	(29.0)	(43.5)
Interest expense	(64.0)	(22.6)	(193.2)	(68.9)
Interest income and other income (expense), net	20.9	(0.7)	43.2	(1.0)
Income from continuing operations before income taxes	$252.1	$246.2	$400.3	$600.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The changes in the carrying amount of goodwill for the nine months ended June 30, 2016 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Land and Development	Total
Balances as of September 30, 2015
Goodwill	$1,667.5	$3,022.4	$—	$4,689.9
Accumulated impairment losses	—	(42.8)	—	(42.8)
	1,667.5	2,979.6	—	4,647.1
Goodwill acquired	50.5	10.2	—	60.7
Purchase price allocation adjustments	(3.7)	77.0	—	73.3
Goodwill disposed of	(24.0)	—	—	(24.0)
Foreign exchange translation adjustment	34.7	(3.8)	—	30.9
Balances as of June 30, 2016
Goodwill	1,725.0	3,105.8	—	4,830.8
Accumulated impairment losses	—	(42.8)	—	(42.8)
	$1,725.0	$3,063.0	$—	$4,788.0

The goodwill acquired in the nine months ended June 30, 2016 relates to the SP Fiber Acquisition and the Packaging Acquisition, and the purchase price allocation adjustments relate to the refinement of the purchase price allocation in the Combination. The goodwill disposed of in the Corrugated Packaging segment relates to the disposal of a portion of the reporting unit in connection with the investment in the Grupo Gondi unconsolidated joint venture in the third quarter of fiscal 2016. In the first quarter of fiscal 2016, prior to the Separation and subsequent classification of the Specialty Chemicals business as a discontinued operation, we recorded a goodwill impairment charge related to our Specialty Chemicals reporting unit. See “Note 6. Discontinued Operations” for more information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2015, as well as the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2015 Form 10-K. The table in “Note 16. Segment Information” of the Notes to Condensed Consolidated Financial Statements included herein shows certain operating data for our segments. See our reconciliations of non-GAAP measures in the “Results of Operations (Consolidated)” and “Non-GAAP Financial Measures” sections below.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. The Combination is described in “Note 5. Merger, Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements included herein. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s condensed consolidated financial statements for the three and nine months ended June 30, 2015 reflect only RockTenn’s results. We aligned our financial results in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals, and Land and Development. We reclassified prior period segment results to align to these segments for all periods presented herein. On May 15, 2016, we completed the Separation. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented, as well as in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Note 6. Discontinued Operations” for more information. Subsequent to the Separation, we report our financial results of our continuing operations in the following three reportable segments: Corrugated Packaging, Consumer Packaging, and Land and Development.

Overview

Net sales of $3,596.5 million for the third quarter of fiscal 2016 increased $1,057.6 million, or 41.7%, over the third quarter of fiscal 2015. The net sales increase was primarily the result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition that together contributed $1,146.1 million of net sales in the third quarter of fiscal 2016. Segment income increased $58.7 million, or 19.9%, to $353.6 million in the third quarter of fiscal 2016 compared to the prior year quarter, primarily as a result of the Combination. Segment income in the third quarter of fiscal 2016 was reduced by $2.0 million of expense for inventory stepped-up in purchase accounting, net of the related LIFO impact.

Income from continuing operations in the third quarter of fiscal 2016 was $152.4 million compared to $157.9 million in the third quarter of fiscal 2015. Adjusted Income from Continuing Operations in the third quarter of fiscal 2016 of $182.7 million increased $17.9 million over the third quarter of fiscal 2015.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and nine months ended June 30, 2016 and June 30, 2015 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$3,596.5	$2,538.9	$10,560.1	$7,508.7
Cost of goods sold	2,869.2	2,012.6	8,520.8	6,055.8
Gross profit	727.3	526.3	2,039.3	1,452.9
Selling, general and administrative expenses, excluding intangible amortization	341.5	224.7	1,019.4	676.5
Selling, general and administrative intangible amortization	53.3	22.1	159.4	66.6
Pension lump sum settlement and retiree medical curtailment, net	—	(0.4)	—	11.5
Restructuring and other costs, net	43.1	13.1	317.0	35.7
Operating profit	289.4	266.8	543.5	662.6
Interest expense	(64.0)	(22.6)	(193.2)	(68.9)
Interest income and other income (expense), net	20.9	(0.7)	43.2	(1.0)
Equity in income of unconsolidated entities	5.8	2.7	6.8	7.3
Income from continuing operations before income taxes	252.1	246.2	400.3	600.0
Income tax expense	(99.7)	(88.3)	(159.1)	(206.1)
Income from continuing operations	152.4	157.9	241.2	393.9
Loss from discontinued operations (net of income tax benefit of $46.2, $0, $39.0 and $0)	(58.7)	—	(539.4)	—
Consolidated net income (loss)	93.7	157.9	(298.2)	393.9
Less: Net income attributable to noncontrolling interests	(1.4)	(1.5)	(6.1)	(2.6)
Net income (loss) attributable to common stockholders	$92.3	$156.4	$(304.3)	$391.3

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings from Continuing Operations Per Diluted Share to Earnings from continuing operations per diluted share, the most directly comparable GAAP measure for the periods indicated. The reconciliation is followed by a discussion of the adjustments. See “Non-GAAP Financial Measures” for more information on why our management believes that presentation of this non-GAAP financial measure provides useful information to investors regarding our financial condition and results of operations as well as the additional purposes for which our management uses this non-GAAP financial measure.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings from continuing operations per diluted share	$0.59	$1.10	$0.93	$2.74
Restructuring and other items	0.12	0.05	0.89	0.17
Inventory stepped-up in purchase accounting, net of LIFO	0.01	—	0.02	0.01
Gain on investment in Grupo Gondi	(0.01)	—	(0.01)	—
Pension lump sum settlement and retiree medical curtailment, net	—	—	—	0.05
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.71	$1.15	$1.83	$2.97

In the third quarter of fiscal 2016, our restructuring and other items included $11.0 million of pre-tax facility closure costs, which primarily related to the closure of a merchandising display facility, exiting a recycling facility and costs at other previously closed facilities; $30.3 million of pre-tax integration expenses primarily including severance and other costs associated with the

Combination; $2.1 million of pre-tax operating losses and transition costs primarily associated with operations in the process of being closed; and $1.8 million of pre-tax acquisition and divestiture expenses. Additionally, we incurred $2.0 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact and a $12.1 million pre-tax gain on investment in our Grupo Gondi joint venture that was $1.5 million after-tax as a result of goodwill written-off in connection with the formation of the joint venture that was non-deductible for tax purposes.

In the third quarter of fiscal 2015, our restructuring and other items consisted primarily of $13.3 million of pre-tax acquisition and integration costs.

In the nine months ended June 30, 2016, our restructuring and other items included $227.7 million of pre-tax facility closure costs, which primarily related to the previously announced permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the permanent closure of the Newberg, OR mill, the permanent closure of the Vapi, India linerboard mill, the closure of a merchandising display facility, exiting a recycling facility and other previously closed facilities; $82.0 million of pre-tax integration expenses primarily including severance and other costs primarily associated with the Combination; $17.8 million of operating losses and transition costs primarily associated with operations in the process of being closed; and $7.3 million of acquisition and divestiture expenses. Additionally, we incurred $6.6 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact and $1.5 million after-tax gain on investment in our Grupo Gondi joint venture.

In the nine months ended June 30, 2015, our restructuring and other items consisted primarily of $29.8 million of pre-tax acquisition and integration costs and $7.8 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities. In addition, in the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million. Changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain in the first quarter of fiscal 2015 and was subsequently adjusted during the third quarter of fiscal 2015 to $8.5 million. These two items aggregated to an $11.5 million pre-tax charge.

We discuss these charges in more detail in “ Note 6. Discontinued Operations”, “Note 7. Restructuring and Other Costs, Net” and “Note 13. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015	$2,514.2	$2,455.6	$2,538.9	$7,508.7	$3,616.1	$11,124.8
Fiscal 2016	$3,470.9	$3,492.7	$3,596.5	$10,560.1
% Change	38.1%	42.2%	41.7%	40.6%

Net sales in the third quarter of fiscal 2016 increased $1,057.6 million compared to the third quarter of fiscal 2015 as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition that together contributed $1,146.1 million of net sales. Excluding these transactions, net sales decreased due to an estimated $56.0 million of lower selling price/mix and lower volume of $32.5 million.

Net sales in the nine months ended June 30, 2016 increased $3,051.4 million compared to the nine months ended June 30, 2015 as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition that together contributed $3,292.7 million of net sales. Excluding these transactions, net sales decreased due to an estimated $131.1 million of lower selling price/mix and lower volume of $110.2 million.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015	$2,044.7	$1,998.5	$2,012.6	$6,055.8	$2,930.7	$8,986.5
(% of Net Sales)	81.3%	81.4%	79.3%	80.7%	81.0%	80.8%

Fiscal 2016	$2,816.2	$2,835.4	$2,869.2	$8,520.8
(% of Net Sales)	81.1%	81.2%	79.8%	80.7%

The increase in cost of goods sold in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 was due to the higher sales as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition. Cost of goods sold as a percentage of net sales in the third quarter of fiscal 2016 increased compared to the prior year quarter primarily due to lower selling prices in the current year quarter that were partially offset by increased synergies and performance improvements, and lower energy and commodity costs. Excluding the aforementioned transactions, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $13.2 million, commodity costs decreased $11.5 million, shipping and warehousing costs decreased $13.9 million and aggregate depreciation and amortization decreased $1.6 million.

The increase in cost of goods sold in the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 was due to the higher sales as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition. Cost of goods sold as a percentage of net sales in the nine months ended June 30, 2016 was flat compared to the prior year period due to increased synergies and performance improvements, and lower energy and fiber costs, which were largely offset by the impact of lower selling prices in the current year period. Excluding the aforementioned transactions, on a volume adjusted basis compared to the prior year period, energy costs decreased $78.2 million, commodity costs decreased $46.6 million, shipping and warehousing costs decreased $31.0 million and aggregate depreciation and amortization increased $4.9 million.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015	$221.3	$230.5	$224.7	$676.5	$338.1	$1,014.6
(% of Net Sales)	8.8%	9.4%	8.9%	9.0%	9.3%	9.1%

Fiscal 2016	$335.9	$342.0	$341.5	$1,019.4
(% of Net Sales)	9.7%	9.8%	9.5%	9.7%

SG&A excluding intangible amortization increased $116.8 million in the third quarter of fiscal 2016 compared to the prior year quarter primarily as a result of the Combination, the SP Fiber Acquisition and the Packaging Acquisition. Similarly, SG&A increased $342.9 million in the nine months ended June 30, 2016 compared to the prior year period.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $53.3 million and $22.1 million in the third quarter of fiscal 2016 and 2015, respectively. SG&A intangible amortization was $159.4 million and $66.6 million in the nine months ended June 30, 2016 and June 30, 2015, respectively. The increase in SG&A intangible amortization in both periods was primarily due to the intangibles acquired in the Combination, the SP Fiber Acquisition and the Packaging Acquisition. See “Note 5. Merger, Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements included herein for additional information.

Pension Lump Sum Settlement and Retiree Medical Curtailment, Net

During the first quarter of fiscal 2015, we completed our previously announced lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, during the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of an $8.1 million pre-tax curtailment gain which was subsequently adjusted during the third quarter of fiscal 2015 to $8.5 million. For additional information, see “Note 13. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements included herein.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $43.1 million and $13.1 million in the third quarter of fiscal 2016 and 2015, respectively. We recorded aggregate pre-tax restructuring and other costs of $317.0 million and $35.7 million in the nine months ended June 30, 2016 and June 30, 2015, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. We discuss these charges, and those included in discontinued operations, in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements included herein.

Merger, Acquisitions and Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across 13 production sites. As the majority equity holder, Grupo Gondi will manage the joint venture and we will provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. We have included the financial results of the Grupo Gondi investment since the formation in our Corrugated Packaging segment, and are accounting for the investment on the equity method.

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

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48 percent interest in GPS that we consolidate. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. We believe the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. We have included the results of MWV’s operations since the date of the Combination in our condensed consolidated financial statements as follows: Corrugated Packaging includes MWV’s former Industrial segment (along with RockTenn’s former Corrugated Packaging and Recycling segments); Consumer Packaging includes MWV’s former Food & Beverage, and Home, Health & Beauty segments (along with RockTenn’s former Consumer Packaging and Merchandising Displays segments); and, Land and Development is the former MWV Community Development and Land Management segment that develops and sells real estate primarily in the Charleston, SC market. On May 15, 2016, we completed the Separation. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented. Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, Consumer Packaging, and Land and Development.

We discuss these acquisitions in more detail in “Note 5. Merger, Acquisitions and Investment” and the Separation in “Note 6. Discontinued Operations” for more information. of the Notes to Condensed Consolidated Financial Statements included herein.

Interest Expense

Interest expense for the third quarter of fiscal 2016 increased to $64.0 million from $22.6 million for the same quarter last year. The increase was primarily due to debt assumed in the Combination, the SP Fiber Acquisition, the Packaging Acquisition and cash to fund the joint venture with Grupo Gondi, partially offset by a $12.0 million reduction in interest expense related to the amortization of the fair value of debt step-up from those transactions.

Interest expense for the nine months ended June 30, 2016 increased to $193.2 million from $68.9 million for the same period last year. Similarly, the increase was primarily due to debt assumed in the transactions outlined above, partially offset by a $31.3 million reduction in interest expense related to the amortization of the fair value of debt step-up from those transactions.

Provision for Income Taxes

We recorded income tax expense from continuing operations of $99.7 million and $159.1 million for the three and nine months ended June 30, 2016, respectively, compared to income tax expense from continuing operations of $88.3 million and $206.1 million for the three and nine months ended June 30, 2015, respectively. The effective tax rates for continuing operations for the three and nine months ended June 30, 2016 were approximately 39.5% and 39.7%, respectively. The effective tax rates from continuing operations for the three and nine months ended June 30, 2015 were approximately 35.9% and 34.4%, respectively.

The effective tax rate from continuing operations for the three and nine months ended June 30, 2016 was different than the statutory rate primarily due to the impact of states taxes, the domestic manufacturer’s deduction, no tax benefit being recorded for the non-deductible goodwill disposed of in connection with the contribution to the Grupo Gondi joint venture, the exclusion of tax benefits related to certain foreign losses and a tax rate differential with respect to foreign earnings primarily in Canada. The effective tax rates from continuing operations for the three and nine months ended June 30, 2015 were different than the statutory rate primarily due to the impact of state taxes, the domestic manufacturer’s deduction and a lower tax rate with respect to foreign earnings primarily in Canada. The three months ended June 30, 2015 also included charges related to a return to provision true-up.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net for the third quarter of fiscal 2016 increased to income of $20.9 million from expense of $0.7 million for the same quarter last year. The current year quarter primarily included a $12.1 million pre-tax gain on investment in Grupo Gondi related to the three corrugated box plants WestRock contributed to the joint venture and interest income increased $11.6 million.

Interest income and other income (expense), net for the nine months ended June 30, 2016 increased to income of $43.2 million from expense of $1.0 million for the same period last year. The current year-to-date period primarily included a $12.1 million gain on investment in Grupo Gondi and interest income increased $31.4 million.

Loss from Discontinued Operations

Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Loss from discontinued operations, net of tax, was $58.7 million and $539.4 million for the three and nine months ended June 30, 2016, respectively. The losses were the result of income from operations being more than offset by goodwill and intangible impairments, and restructuring and other costs.

In the third quarter of fiscal 2016, in conjunction with the Separation, we performed an impairment assessment under the held for sale model and recorded a pre-tax non-cash impairment charge of $101.1 million for a customer relationships intangible. In the first quarter of fiscal 2016, in light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and the results of our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. For additional information on the Specialty Chemicals impairments and restructuring charges or the financial results of the discontinued operations, see “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements included herein.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging Segment Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging shipments in two groups following the Combination, North America and Brazil / India. We have included the impact of the Combination beginning in the fourth quarter of fiscal 2015. We have recast the North American Corrugated Container Shipments in the table below to remove the historical impact of the three box plants contributed to the Grupo Gondi joint venture to provide comparability to the third quarter of fiscal 2016 and future results. Our recycled fiber tons reclaimed and brokered are also separately presented below.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015
North American Corrugated Packaging Segment Shipments - thousands of tons	1,995.8	1,936.7	2,032.6	5,965.1	2,018.0	7,983.1
North American Corrugated Containers Shipments - BSF	18.2	18.1	18.8	55.1	18.7	73.8
North American Corrugated Containers Per Shipping Day - MMSF	297.7	292.6	298.7	296.3	292.6	295.4

Fiscal 2016
North American Corrugated Packaging Segment Shipments - thousands of tons	2,046.7	2,040.3	2,114.1	6,201.1
North American Corrugated Containers Shipments - BSF	18.7	18.2	18.6	55.5
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	291.4	295.3

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	—	—	—	—	171.4	171.4
Brazil / India Corrugated Containers Shipments - BSF	—	—	—	—	1.4	1.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	—	—	—	—	18.1	18.1

Fiscal 2016
Brazil / India Corrugated Packaging Segment Shipments - thousands of tons	180.2	173.5	166.8	520.5
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3	1.4	4.2
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	19.8	19.1	19.4

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015	1,628.0	1,576.6	1,781.8	4,986.4	1,834.9	6,821.3
Fiscal 2016	1,975.2	1,911.2	1,885.8	5,772.2

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$1,842.8	$184.9	10.0%
Second Quarter	1,799.5	169.4	9.4
Third Quarter	1,887.3	217.0	11.5
Nine Months Ended June 30, 2015	5,529.6	571.3	10.3
Fourth Quarter	1,987.3	235.4	11.8
Fiscal 2015	$7,516.9	$806.7	10.7%

Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Third Quarter	1,967.7	192.4	9.8
Nine Months Ended June 30, 2016	$5,864.8	$547.5	9.3%

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $80.4 million in the third quarter of fiscal 2016 compared to the prior year quarter primarily due to $159.1 million of net sales from facilities acquired in the Combination and the SP Fiber Acquisition partially offset by the impact of an estimated $48.0 million of lower corrugated selling price/mix and $30.7 million of lower volumes excluding these transactions.

Net sales of the Corrugated Packaging segment increased $335.2 million in the nine months ended June 30, 2016 compared to the prior year period primarily due to $499.6 million of net sales from facilities acquired in the Combination and the SP Fiber Acquisition partially offset by the impact of an estimated $122.9 million of lower corrugated selling price/mix and $41.5 million of lower volumes excluding these transactions.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2016 decreased $24.6 million compared to the prior year quarter. The decrease in segment income was primarily due to lower corrugated selling price/mix that was partially offset by synergies and productivity improvements, lower energy and commodity costs, and lower aggregate freight, shipping and warehousing costs. The estimated impact of lower selling price/mix and volume in the third quarter fiscal 2016 compared to the prior year quarter were $48.0 million and $23.3 million, respectively. Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $10.6 million, commodity costs decreased $10.8 million, and aggregate freight, shipping and warehousing costs decreased $15.2 million. Segment income in the third quarter of fiscal 2016 was also reduced by $2.8 million of pre-tax inventory step-up expense.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2016 decreased $23.8 million compared to the prior year period. The decrease in segment income was primarily a result of lower selling price/mix and volume that were partially offset by synergies and productivity improvements, lower energy and commodity costs, and lower aggregate freight, shipping and warehousing costs. The estimated impact of lower selling price/mix was $122.9 million and the estimated impact of lower volume was $34.1 million in the nine months ended June 30, 2016 compared to the prior year period.

Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year period, energy costs decreased $66.0 million, commodity costs decreased $34.3 million, aggregate freight, shipping and warehousing costs decreased $33.2 million, and depreciation and amortization expense increased $6.3 million. Segment income was also reduced by $3.4 million of pre-tax merger inventory step-up expense, net of the related LIFO impact in the nine months ended June 30, 2016. Segment income in the nine months ended June 30, 2015 included a reduction of cost of goods sold of $6.7 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2015
Consumer Packaging Segment Shipments - thousands of tons	371.2	378.5	388.6	1,138.3	1,043.9	2,182.2
Consumer Packaging Converting Shipments - BSF	5.2	5.3	5.5	16.0	9.2	25.2
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	86.3	85.9	144.5	100.9

Fiscal 2016
Consumer Packaging Segment Shipments - thousands of tons	949.3	974.4	986.3	2,910.0
Consumer Packaging Converting Shipments - BSF	8.8	9.0	9.5	27.3
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	148.5	145.5

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$713.0	$59.0	8.3%
Second Quarter	694.9	52.4	7.5
Third Quarter	690.2	77.9	11.3
Nine Months Ended June 30, 2015	2,098.1	189.3	9.0
Fourth Quarter	1,642.0	77.7	4.7
Fiscal 2015	$3,740.1	$267.0	7.1%

Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Third Quarter	1,635.8	151.7	9.3
Nine Months Ended June 30, 2016	$4,766.4	$342.6	7.2%

Net Sales (Consumer Packaging Segment)

The $945.6 million increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2016 compared to the prior year third quarter was primarily due to $954.3 million of net sales from facilities acquired in the Combination and the Packaging Acquisition.

The $2,668.3 million increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2016 compared to the prior year period was primarily due to $2,741.5 million of net sales from facilities acquired in the Combination and the Packaging Acquisition. The net sales from the facilities acquired in the Combination and the Packaging Acquisition were partially offset by $58.5 million of lower display sales due to softness in customer promotional spending, an estimated $8.3 million of lower consumer packaging, excluding display, selling price/mix and $6.4 million of lower volumes excluding these transactions.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2016 increased $73.8 million compared to the prior year quarter primarily reflecting $79.7 million from facilities acquired in the Combination and the Packaging Acquisition, the impact of synergy and productivity improvements, and lower fiber and energy related costs compared to the prior year quarter partially offset by lower volumes and selling price/mix. The estimated impact of lower selling price/mix was $8.1 million and lower volumes of $4.7 million in the third quarter fiscal 2016 compared to the prior year quarter. Excluding the Combination and the Packaging Acquisition, on a volume adjusted basis compared to the prior year quarter, energy costs decreased $2.5 million.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2016 increased $153.3 million compared to the prior year period primarily reflecting $154.3 million from facilities acquired in the Combination and the Packaging Acquisition, the impact of synergy and productivity improvements, and lower fiber and energy related costs compared to the prior year period partially offset by the impact of lower volume and lower selling price/mix. The estimated impact of lower volume was $19.0 million and lower selling price/mix was $8.3 million in the nine months ended June 30, 2016 compared to the prior year period. Excluding the Combination and the Packaging Acquisition, on a volume adjusted basis compared to the prior year period, commodity costs decreased $12.4 million and energy costs decreased $12.2 million. Segment income was reduced by $3.2 million of pre-tax merger inventory step-up expense, net of the related LIFO impact in the nine months ended June 30, 2016.

Land and Development (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$45.0	$(3.4)	(7.6)
Fiscal 2015	$45.0	$(3.4)	(7.6)%

Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Third Quarter	42.0	9.5	22.6
Nine Months Ended June 30, 2016	$76.1	$6.2	8.1%

Net Sales (Land and Development Segment)

Land and Development’s net sales for the third quarter of fiscal 2016 and the nine months ended June 30, 2016 were $42.0 million and $76.1 million, respectively. The segment was formed as a result of the Combination; therefore, there are no prior year comparisons in our financial statements for the three and nine months ended June 30, 2016.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $9.5 million in the third quarter of fiscal 2016 and $6.2 million in the nine months ended June 30, 2016. The segment’s assets were stepped-up to fair value as a result of purchase accounting which resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-

up of our land portfolio in this segment is expected to reduce future profitability on existing projects but should not impact future cash flows.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are summarized below. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements included herein for additional information on our outstanding debt and the fair value of our debt.

Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not a key source of liquidity to our domestic operations.

Cash and cash equivalents were $258.7 million at June 30, 2016 and $207.8 million at September 30, 2015. Approximately 80% of the cash and cash equivalents at June 30, 2016 were outside of the U.S. At June 30, 2016 and September 30, 2015, total debt was $5,859.1 million and $5,621.9 million, respectively, $345.2 million of which was short-term at June 30, 2016. The increase in debt was primarily related to the SP Fiber Acquisition, the Packaging Acquisition, the cash to fund the joint venture with Grupo Gondi, capital investments, dividends and stock repurchases net of cash receipts related to the Separation and cash generated from operations. Prior to the Separation, Ingevity (then a subsidiary of WestRock) borrowed $500.0 million in contemplation of the Separation. Ingevity used $68.9 million to fund a trust as security for a long term capital lease obligation and we used the balance to pay down other debt and for general corporate purposes. The $500.0 million of Ingevity debt and the $68.9 million funded to the trust were assumed by Ingevity, and removed from our Condensed Consolidated Financial Statements as part of our discontinued operations reporting.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with all of those covenants at June 30, 2016. At June 30, 2016, we had $111.5 million of outstanding letters of credit not drawn upon, approximately $2.5 billion of availability under our committed credit facilities and approximately $0.4 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, we entered into a Credit Facility that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion ($1.1 billion of which was previously available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws) and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. On March 24, 2016, we drew $600 million of the 5-year senior unsecured delayed draw term loan and used the proceeds for general corporate purposes. The balance of this 5-year senior unsecured term loan facility has been terminated. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. The Credit Facility contains usual and customary representations, warranties and covenants. On June 22, 2016, we pre-paid $200.0 million of amortization payments through the second quarter of fiscal 2018, reducing our outstanding debt under the term loan facility from $1.8 billion to $1.6 billion. Our next amortization payment will be due in June 2018. On July 1, 2016, we executed an option to extend the term of our senior unsecured revolving credit facility for one year beyond the original 5-year term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder of this facility matures on July 1, 2020.

On July 1, 2015, we also entered into the Farm Loan Credit Agreement which provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million. The Farm Credit Facility is guaranteed by WestRock and its wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matures on December 1, 2016. On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with The Bank of Tokyo-Mitsubishi that matures on February 9, 2017. On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch that matures on March 2, 2017.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility and on July 22, 2016, we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. Borrowing availability under this facility is based on the eligible underlying accounts receivable and certain covenants. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to certain restrictions as outlined in the Receivables Facility. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Public Bonds and Other Indebtedness

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. We also have certain international and other debt. In connection with the Combination, we increased the value of debt assumed by $364.5 million to reflect the debt at fair value. The stepped-up debt value will be amortized to income over the life of the underlying instruments. Total debt at June 30, 2016 includes unamortized fair market value step-up of $329.4 million from purchase accounting, primarily related to the Combination.

Accounts Receivable Sales Agreement

We have an A/R Sales Agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On June 27, 2016, the A/R Sales Agreement was amended to increase the maximum amount of receivables from $300.0 million to $400.0 million. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. For additional information, see “Note 12. Fair Value — Accounts Receivable Sales Agreement” of the Notes to Condensed Consolidated Financial Statements included herein.

Cash Flow Activity

	Nine Months Ended
	June 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$1,306.8	$816.6
Net cash used for investing activities	$(1,179.6)	$(331.6)
Net cash used for financing activities	$(91.2)	$(471.7)

Net cash provided by operating activities during the nine months ended June 30, 2016 increased $490.2 million compared to the nine months ended June 30, 2015 primarily due to the impact of the Combination and a smaller use for working capital in the current year period of $26.9 million as compared to $87.8 million in the nine months ended June 30, 2015. The change in working capital in the current and prior year period included a source of cash resulting from the sale of $97.2 million and $66.4 million, respectively, of accounts receivables in connection with the A/R Sales Agreement.

Net cash used for investing activities in the nine months ended June 30, 2016 consisted primarily of $614.7 million of capital expenditures, $376.4 million for the SP Fiber Acquisition and Packaging Acquisition, $175.0 million for the investment in Grupo Gondi and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition. Net cash used for investing activities in the nine months ended June 30, 2015 consisted primarily of $358.9 million of capital expenditures.

We expect fiscal 2016 capital expenditures to be in the range of $800 million to $825 million. We expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of mill and converting assets, (iii) to support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018 and (iv) to generate attractive returns. Our fiscal 2016 capital expenditures include approximately $29 million of payments related to a fiscal 2012 major capital investment project at one of our containerboard mills that was paid in fiscal 2016. It is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify or to comply with regulatory changes, such as those promulgated by the EPA, including but not limited to compliance with Boiler MACT.

In the nine months ended June 30, 2016, net cash used for financing activities consisted primarily of a net increase in debt of $629.2 million more than offset by cash dividends paid to stockholders of $286.3 million, purchases of Common Stock of $285.1 million and $118.9 million for the Specialty Chemicals spin-off of cash and trust funding. For more information on Specialty Chemicals spin-off see “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements included herein. In the nine months ended June 30, 2015, net cash used for financing activities consisted primarily of net repayments of debt aggregating $335.5 million, cash dividends paid to stockholders of $116.6 million, purchases of RockTenn common stock of $8.7 million and $24.6 million for the issuance of RockTenn common stock, net of related minimum tax withholdings. These items were partially offset by $16.7 million of excess tax benefits from share-based compensation. In July 2016, April 2016 and February 2016, our board of directors approved our August 2016, May 2016 and February 2016 quarterly dividends of $0.375 per share, respectively, indicating an annualized dividend of $1.50 per share.

At June 30, 2016, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $379 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. We expect to receive tax benefits in fiscal 2016 and future years from the U.S. manufacturer’s deduction, which has been limited to us in recent years due to lower levels of U.S. federal taxable income due to the use of U.S. federal net operating losses. Foreign and state net operating losses and credits will be used over a longer period of time. Including the estimated impact of book and tax differences, we expect our cash tax payments to be substantially similar to our income tax expense in fiscal 2016 and lower than our income tax expense in fiscal 2017 and 2018. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

We made contributions of $39.9 million to our pension and supplemental retirement plans during the nine months ended June 30, 2016. Based on current facts and assumptions, we expect to contribute approximately $47 million to our pension and supplemental retirement plans in fiscal 2016, primarily to our foreign pension plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows.

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

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). However, we have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above financial measures that were not prepared in accordance with GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures presented by other companies. We discuss below details of the non-GAAP financial measures presented by us.

We also use the non-GAAP financial measures “Adjusted Income from Continuing Operations” and “Adjusted Earnings from Continuing Operations Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs, net, and other specific items that management believes are not indicative of the ongoing operating results of the business. WestRock and our board of directors use these measures to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Income from Continuing Operations and Adjusted Earnings from Continuing Operations Per Diluted Share are Income from continuing operations and Earnings from continuing operations per diluted share, respectively.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions, net of tax):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income from continuing operations	$152.4	$157.9	$241.2	$393.9
Restructuring and other items	30.8	8.7	229.8	24.6
Inventory stepped-up in purchase accounting, net of LIFO	1.4	—	4.6	0.8
Gain on investment in Grupo Gondi	(1.5)	—	(1.5)	—
Pension lump sum settlement and retiree medical curtailment, net	—	(0.3)	—	7.6
Noncontrolling interest from continuing operations	(0.4)	(1.5)	(1.8)	(2.6)
Adjusted Income from Continuing Operations	$182.7	$164.8	$472.3	$424.3

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our belief that the Dublin mill will help balance the fiber mix of our mill system and that the addition of kraft and bag paper will diversify our product offering; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness based on our continual review of our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness; the step-up to fair value of our land portfolio in our Land and Development segment is expected to reduce future profitability on existing projects but should not impact future cash flows; our expectation of paying an annualized dividend of $1.50 per share in fiscal 2016; that we expect to contribute approximately $47 million to our qualified defined benefit plans in fiscal 2016; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations; the timing of our adoption of various recently adopted or issued accounting standards and our expectation that each of ASU 2014-12, ASU 2015-02, ASU 2015-04, ASU 2015-07, ASU 2015-11, ASU 2016-05, ASU

2016-07, ASU 2016-09 and ASU-2016-13 will not have a material effect on our consolidated financial statements; amounts and timing of capital expenditure projects; the estimate of the timing of our compliance with Boiler MACT; our belief that the Quebec cap-and-trade program may require expenditures to meet required GHG emission reduction requirements in future years; that if the Paris Agreement becomes legally binding, mandatory GHG reduction requirements that may be imposed in accordance with the Paris Agreement could require process changes, capital expenditures and/or increase the company’s operating costs at some facilities; the expectation that buyer-specific synergies will arise after the Combination and the SP Fiber Acquisition and Packaging Acquisition; our belief that we have significant opportunities to improve our performance through capital investment in our box plant system; that management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows; that the resolution of pending litigation and proceedings will not have a material adverse effect on our results of operations, financial condition or cash flows; the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $379 million in future potential reductions of U.S. federal, state and foreign cash taxes; that we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years; that we expect to receive tax benefits in fiscal 2016 and future years from the U.S. manufacturer’s deduction which has been limited to us in recent years; foreign and state net operating losses and credits will be used over a longer period of time; that we expect our cash tax payments to be substantially similar to our income tax expense in fiscal 2016 and lower than our income tax expense in fiscal 2017 and 2018; that we expect integration activities to continue during fiscal 2016 and 2017; our belief that the costs of projects related to certain of our current or former locations being investigated or remediated under various environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our estimate of our exposure for matters related to guarantees being up to $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; our availability under our credit facilities may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases; the tax basis in the acquired U.S. assets from the stock purchase of certain legal entities formerly owned by Cenveo Inc. will increase subject to our election under section 338(h)(10) of the Code; the stock purchase of certain legal entities formerly owned by Cenveo Inc. has provided us with attractive and complementary customers, markets and facilities; our belief that we have identified more opportunities in our mill system to improve the productivity and cost structure and we expect to purchase printing presses, digital printers, and other equipment in our converting operations; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations and available borrowings under our credit facilities; our belief that the Grupo Gondi joint venture will help grow our presence in the attractive Mexican market; that with respect to the Packaging Acquisition, we expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes; expected totals for restructuring and other costs, net; and our expectation that fiscal 2016 capital expenditures will be in the range of $800 million to $825 million.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination and the Separation; our ability to effectively integrate the operations of RockTenn and MWV; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

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

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below. During the quarter ended September 30, 2015, we completed the Combination. See “Note 5. Merger, Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements included herein for additional information. We are in the process of integrating the acquired operations into our overall internal control over financial reporting process.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. On August 4, 2016, the United States Court of Appeals for the Seventh Circuit affirmed the District Court’s decision regarding class certification. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2016, there were approximately 575 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

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

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. As of September 30, 2015, the remaining authorization under our repurchase program was approximately 34.6 million shares. Pursuant to that repurchase program, in the three months ended June 30, 2016, we repurchased approximately 1.2 million shares of Common Stock for an aggregate cost of $46.3 million. As of June 30, 2016, we had approximately 27.6 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	—	$—	—	28,776,684
May 1, 2016 through May 31, 2016	210,500	37.52	210,500	28,566,184
June 1, 2016 through June 30, 2016	973,128	39.49	973,128	27,593,056
Total	1,183,628		1,183,628

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	August 9, 2016	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.30**	WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors.

Exhibit 10.31
Trust Agreement among Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company, dated May 6, 2016. (incorporated by reference to exhibit 10.1 of WestRock’s current report on Form 8-K filed on May 11, 2016).

Exhibit 10.32
Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC, dated May 6, 2016. (incorporated by reference to exhibit 10.2 of WestRock’s current report on Form 8-K filed on May 11, 2016).

Exhibit 10.33
Separation and Distribution Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 2.1 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 10.34
Separation and Distribution Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 2.1 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 10.35	Tax Matters Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 10.1 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 10.36
Transition Services Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 10.2 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 10.37
Employee Matters Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 10.3 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 10.38
Crude Tall Oil and Black Liquor Soap Skimmings Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 10.4 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 10.39
Intellectual Property Agreement between Ingevity Corporation and WestRock Company, dated May 14, 2016. (incorporated by reference to exhibit 10.5 of WestRock’s current report on Form 8-K filed on May 19, 2016).

Exhibit 31.1**	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

Exhibit 31.2**
Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 101.INS**	XBRL Instance Document.

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF**	XBRL Taxonomy Definition Label Linkbase.

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

**Filed as part of this quarterly report.

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