Form 10-K
period 2016-09-30
WestRock Co
filed 2016-11-25
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2016, the last day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $39.03 per share of WestRock Common Stock, as reported on the New York Stock Exchange on such date), was approximately $9,711 million. WestRock completed the Separation (as defined), which closed after March 31, 2016.
As of November 4, 2016, the registrant had 251,101,688 shares of Common Stock, par value $0.01 per share, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2017, are incorporated by reference in Parts II and III.

WESTROCK COMPANY

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2016 Incentive Stock Plan	WestRock Company Incentive Stock Plan
2004 Incentive Stock Plan	Amended and Restated 2004 Incentive Stock Plan
Adjusted Earnings from Continuing Operations Per Diluted Share	As defined on p. 44
Adjusted Income from Continuing Operations	As defined on p. 44
A/R Sales Agreement	As defined on p. 90
AFMC	Alternative fuel mixture credits
AGI In-Store	A.G. Industries, Inc.
Antitrust Litigation	As defined on p. 115
APBO	Accumulated postretirement benefit obligation
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 10 and 113
Business Combination Agreement
The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, Rome Merger Sub, Inc., and Milan Merger Sub, LLC.

CBA or CBAs	Collective bargaining agreements
CBPC	Cellulosic biofuel producers credits
CEO	Chief Executive Officer
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p.11 and 114
CFO	Chief Financial Officer
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) Rome Merger Sub, Inc. was merged with and into RockTenn, with RockTenn surviving the merger as a wholly-owned subsidiary of WestRock, and (ii) Milan Merger Sub, LLC was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	Our common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
CPM	Canadian Pensioners’ Mortality
Credit Agreement	As defined on p. 88
Credit Facility	As defined on p. 88
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder
ESPP Plan	WestRock Company Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
Farm Credit Facility	As defined on p. 87
Farm Loan Credit Agreement	As defined on p. 87

Term or Acronym	Definition

FIFO	First-in first-out inventory valuation method
FIP	Funding improvement plan
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
Grupo Gondi	Gondi, S.A. de C.V.
IDBs	Industrial Development Bonds
Ingevity	Ingevity Corporation, formerly the Specialty Chemicals business of WestRock Company
Installment Note	As defined on p. 116
IRS	Internal Revenue Service
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
MEPP or MEPPs	Multiemployer pension plan(s)
MMBtu	One million British Thermal Units
MMSF	Millions of square feet
MWV	WestRock MWV, LLC, formerly known as MeadWestvaco Corporation
MWV TN	As defined on p. 116
MWV TN II	As defined on p. 116
MWV Merger Sub	Milan Merger Sub, LLC
NPG	NPG Holding, Inc.
NYSE	New York Stock Exchange
OSHA	The Occupational Safety and Health Act
Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc., in a stock purchase
Paris Agreement	An agreement signed in April 2016 among the U.S. and over 170 other countries which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015
Pension Act	Pension Protection Act of 2006
PRP or PRPs	Potentially responsible parties
Prudential	The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc.
Receivables Facility	Our receivables-backed financing facility
RockTenn	WestRock RKT Company, formerly known as Rock-Tenn Company
RockTenn Common Stock	RockTenn Class A common stock, par value $0.01 per share
RockTenn Merger Sub	Rome Merger Sub, Inc.
RP	Rehabilitation plan
SAR or SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
Separation	The May 15, 2016 distribution of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s stockholders
Seven Hills	Seven Hills Paperboard LLC
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	Our May 27, 2011 acquisition of Smurfit-Stone
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	Our October 1, 2015 acquisition of SP Fiber

Term or Acronym	Definition

Supplemental Plans	Supplemental retirement savings plans
Tacoma Mill	The Tacoma Kraft Paper Mill formerly owned by Simpson Lumber Company LLC
Timber Note	As defined on p. 116
TNH	Timber Note Holdings LLC
USW	United Steelworkers Union
U.S.	United States
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

We are a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from operating and business locations spanning North America, South America, Europe and Asia. We also develop real estate in the Charleston, SC region.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. We believe the Combination has combined two industry leaders to create a premier global provider of consumer and corrugated packaging solutions. The Combination is described in “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements.

On May 15, 2016, WestRock completed the Separation. Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. With the completion of the Separation, we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for more information.

Following the Combination, we aligned our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals and Land and Development. Subsequent to the Separation, we have aligned our financial results of operations in three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations; and Land and Development, which develops and sells real estate primarily in the Charleston, SC region. We have reclassified prior period segment results to align to these segments for all periods presented herein.

Our principal executive offices are located at 501 South 5th Street, Richmond, VA and our principal operating offices are located at 504 Thrasher Street, Norcross, GA.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of containerboard measured by tons produced, and one of the largest producers of high-graphics preprinted linerboard measured by net sales in North America. We have integrated corrugated operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber to our mills as well as to third parties. Our Brazil operation also owns forestlands which provide virgin fiber to our Brazilian mill. We operate an integrated corrugated packaging system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We also convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to promote and sell their products. We also provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally.

Our recycling operations procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties, such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade, and bale recovered paper and, after sorting and baling, we transfer it to our mills for processing, or sell it principally to U.S. manufacturers of paperboard or containerboard as well as manufacturers of tissue, newsprint, roofing products and insulation, and to export markets. We also collect aluminum and plastics for resale to manufacturers of these products. Our waste services business arranges recycling and waste disposal services for its customers. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts, as well as our recycled paperboard and containerboard mills, and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard and containerboard mills, ensuring availability of supply with reduced shipping costs.

Sales of corrugated packaging products to external customers accounted for 54.6%, 66.4% and 71.8% of our net sales in fiscal 2016, 2015 and 2014, respectively.

Consumer Packaging Segment

We operate integrated virgin and recycled fiber paperboard mills and consumer packaging converting operations, which convert items such as folding and beverage cartons, displays, dispensing and interior partitions. Our integrated system of virgin and recycled mills produces paperboard for our converting operations and third parties. We internally consume or sell coated natural kraft, bleached paperboard and coated recycled paperboard to manufacturers of folding cartons and other paperboard products, and internally consume or sell our specialty recycled paperboard to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products. The mill owned by our Seven Hills joint venture in Lynchburg, VA manufactures gypsum paperboard liner for sale to our joint venture partner.

We are one of the largest manufacturers of folding and beverage cartons in North America. We believe we are the largest manufacturer of temporary promotional point-of-purchase displays in North America measured by net sales and the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding and beverage cartons are used to package food, paper, beverages, dairy products, tobacco, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. We also manufacture express mail envelopes for the overnight courier industry, and for the global healthcare market, secondary packages designed to enhance patient adherence for prescription drugs, as well as paperboard packaging and closures for over-the-counter and prescription drugs. Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding and beverage cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals and to the automotive industry.

We design, manufacture and, in many cases, pack temporary displays for sale to consumer products companies and retailers. These displays are used as marketing tools to support new product introductions and specific product promotions in mass merchandising stores, supermarkets, convenience stores, home improvement stores and other retail locations. We also design, manufacture and, in some cases, pre-assemble permanent displays for the same categories of customers. We make temporary displays primarily from corrugated paperboard. Unlike temporary displays, permanent displays are restocked; therefore, they are constructed primarily from metal, plastic, wood and other durable materials. We provide contract packing services, such as multi-product promotional packing and product manipulation, such as multipacks and onpacks. We manufacture and distribute point of sale material utilizing litho, screen, and digital printing technologies. We manufacture lithographic laminated packaging for sale to our customers that require packaging with high quality graphics and strength characteristics.

We produce dispensing systems, such as pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and plastic packaging for hair and skin care products. For the global home and garden market, we produce trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, we produce sprayers used for nasal and throat applications.

Sales of consumer packaging products to external customers accounted for 44.6%, 33.2% and 28.2% of our net sales in fiscal 2016, 2015 and 2014, respectively.

Land and Development Segment

We are responsible for maximizing the value of the various real estate holdings we own that are concentrated in the Charleston, SC region, some of which are held through partnerships. We are in the process of accelerating the monetization of these holdings. Sales in our Land and Development segment to external customers accounted for 0.8% and 0.4% of our net sales in fiscal 2016 and 2015, respectively. The Land and Development segment was formed as a result of the Combination; therefore, there is not comparative information for fiscal 2014.

For more information on our segments, see “Note 20. Segment Information” of the Notes to Consolidated Financial Statements.

Raw Materials

The primary raw materials that our mill operations use are recycled fiber at our recycled paperboard and containerboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly driven by changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations.

Recycled and virgin paperboard and containerboard are the primary raw materials used by our converting operations. Our converting operations use many different grades of paperboard and containerboard. We supply substantially all of our converting operations' needs for recycled and virgin paperboard and containerboard from our own mills and through the use of trade swaps with other manufacturers, which allow us to optimize our mill system and reduce freight costs. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations, we believe we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin paperboard or containerboard. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) can fluctuate significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with fuel oil and coal to generate steam used in the paper making process and to operate our recycled paperboard machines. In our virgin fiber mills, we use biomass, natural gas, coal and fuel oil to generate steam used in the paper making process, to generate some or all of the electricity used on site and to operate our paperboard machines. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See Item 1. “Business — Governmental Regulation — Environmental and Other Matters” for additional information regarding our energy related spending. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. The principal markets for our products are in North America, South America, Europe and Asia. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Sales and Marketing

Our top 10 external customers represented approximately 12% of consolidated net sales in fiscal 2016, none of which individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. We believe that we have good relationships with our customers. In fiscal 2016, products sold to our top 10 customers by segment represented 15% and 19% of our external sales in our Corrugated Packaging segment and Consumer Packaging segment, respectively. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2016, we sold approximately two-thirds of our coated natural kraft mill’s production and approximately one-fifth of our bleached paperboard production to our converting operations, primarily to manufacture folding and beverage cartons, and we sold approximately two-thirds of our containerboard production, including trade swaps and buy/sell transactions, to our converting operations, to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the Seven Hills production and our Aurora, IL production converted into book covers and other products, we supplied approximately two-fifths of our specialty mills’ production in fiscal 2016 to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a base salary plus commissions. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 20. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

We operate in a challenging global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, as well as fluctuations in currency exchange rates.

The industries we operate in are highly competitive, and no single company dominates any of those industries. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding and beverage carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America and abroad. Our dispensing operations compete globally with manufacturers for global end markets. In the solid fiber interior packaging, promotional point-of-purchase display and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper, including brokers and companies that export recovered paper to international markets. The Land and Development segment competes in the real estate sales and development market in the Charleston, SC region.

Because all of our businesses operate in highly competitive industry segments, we regularly bid for sales opportunities to customers for new business or for renewal of existing business. Our packaging products compete with packaging made from other materials. The primary competitive factors we face include price, design, product innovation, quality and service, with varying emphasis on these factors depending on the product line and customer preferences. We believe that we compete effectively with respect to each of these factors and we evaluate our performance with annual customer surveys, among other means.

The businesses we operate in have undergone consolidation. Within the packaging products industry, larger customers, with an expanded geographic presence, have tended to seek suppliers who can, because of their broad geographic presence, efficiently and economically supply all or a range of their packaging needs. In addition, our customers continue to demand higher quality products meeting stricter quality control requirements.

See Item 1A. “Risk Factors — We Face Intense Competition” and “Risk Factors — We May Be Adversely Affected by Economic and Financial Markets Conditions, and Social and Political Change”.

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” For our boilers, Boiler MACT required compliance by January 31, 2016, unless a facility requested and received an extension. All of our mills that are subject to regulation under Boiler MACT met the January 31, 2016 compliance deadline, with the exception of those mills for which we obtained a compliance extension. We expect our mills that obtained an extension to be in compliance by their respective extension dates, none of which extend beyond January 31, 2017. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business, and may be involved in future matters. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

See Item 1A. “Risk Factors — We are Subject to Extensive and Costly Environmental and Other Governmental Regulation”.

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

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws and regulations. Based on information known to us and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

We estimate that we will invest approximately $47 million for capital expenditures during fiscal 2017 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions may change, project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering and implementation work, the EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in light of this decision; however, certain states where we operate manufacturing facilities are continuing their efforts. We are carefully monitoring the state-level developments relating to this rule. Due to ongoing litigation and other uncertainties regarding these GHG regulations, including the potential impact of a new U.S. executive administration in 2017, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which limits GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. We are carefully monitoring this litigation to assess its potential impact on our Tacoma operations.

In April 2016, the U.S. and over 170 other countries signed the Paris Agreement, which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015. The Paris Agreement establishes a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement came into force on October 3, 2016. Although, the Paris Agreement does not contain legally binding emissions reduction requirements and it is unclear if the new U.S. executive administration will seek to implement it, implementing legislation by ratifying governments to achieve their respective commitments may require industrial facilities, including our operations, to make process changes, incur capital expenditures and/or increase operating costs.

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

Patents and Other Intellectual Property

We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications, and licenses relating to our business, our products and our production processes. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. It also includes exclusive rights to substantial proprietary packaging system technology in the U.S. or other licenses obtained from a third party. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Our patents, trademarks and other intellectual property rights, particularly those relating to our converting operations, are important to our operations as a whole. Our intellectual property has various expiration dates. See Item 1A. “Risk Factors — We Depend On Our Ability to Develop and Successfully Introduce New Products and to Acquire and Retain Intellectual Property Rights”.

Employees

At September 30, 2016, we had approximately 39,000 employees. Of these employees, approximately 27,700 were hourly and approximately 11,300 were salaried. Approximately 13,900 of our hourly employees in the U.S. and Canada are covered by CBAs, which most frequently have four or six year terms. Approximately 500 of our employees are working under expired contracts and approximately 3,850 of our employees are covered under CBAs that expire within one year.

While we have experienced isolated work stoppages in the past, we have been able to resolve them and we believe that working relationships with our employees are generally good. While the terms of our CBAs may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

In October 2014, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. Wage increases specified in the master agreement will not begin until the local facility agreements have been negotiated and ratified. The agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement. The master agreement covers 59 of our U.S. facilities and approximately 8,400 of our employees.

See Item 1A. “Risk Factors — Work Stoppages and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results”.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. Sales attributable to non-U.S. operations were 17.1%, 13.5% and 12.0% of our total net sales in fiscal 2016, 2015 and 2014, respectively, some of which were transacted in U.S. dollars. For more information about our non-U.S. operations, see “Note 20. Segment Information” of the Notes to Consolidated Financial Statements. See Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

Available Information

Our Internet address is www.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website the charters of our audit committee, our compensation committee, our nominating and corporate governance committee, and our finance committee, as well as the corporate governance guidelines adopted by our board of directors, our Code of Business Conduct for employees, our Code of Conduct and Ethics for directors and our Code of Ethical Conduct for CEO and Senior Financial Officers. Any amendments to, or waiver from, any provision of the codes will be posted on the our website at the address above. We will also provide copies of these documents, without charge, at the written request of any shareholder of record. Requests for copies should be mailed to: WestRock Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary.

Forward-Looking Information

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our expectation that we will benefit from operational synergies resulting from the consolidation of capabilities and the elimination of redundancies related to the Combination, as well as greater efficiencies from increased scale and market integration and to realize revenue synergies through an expanded and complementary product offering and increased geographic reach; our expectation of achieving a $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018; our belief that should we incur production disruptions for recycled or virgin paperboard or containerboard we would be able to source replacement quantities internally or from other suppliers; our estimate for our capital expenditures in fiscal 2017 and that we expect our annual capital investment to continue in a similar range for the next three years, our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance; we expect to invest in projects in fiscal 2017 (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018, and (iv) to generate attractive returns; we expect to complete our monetization program by the end of calendar 2018; our belief that the Combination has combined two industry leaders to create a premier global provider of consumer and corrugated packaging solutions; our belief that the mills acquired in the SP Fiber Acquisition help balance the fiber mix of our mill system; our belief that the addition of kraft and bag paper from the SP Fiber Acquisition will diversify our product offering including our ability to serve the increasing demand for lighter weight containerboard and kraft paper; our belief that the partnership with Grupo Gondi will help grow our presence in the attractive Mexican market; our belief that the Quebec cap-and-trade program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years; our belief that the acquisition of AGI In-Store supports our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and has enhanced cross-selling opportunities and bolster our growing retail presence; our belief that the Tacoma Mill is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system; our belief that NPG is a strong strategic fit that has strengthened our displays business; we expect to contribute $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans; we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of $22 million to $36 million annually in fiscal 2018 through 2021; our expectation that we will continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our belief that certain MEPPs in which we participate have material unfunded vested benefits; although the plan data for fiscal 2016 is not yet available, we would expect to continue to exceed 5% of total plan contributions to certain MEPPs; a current annualized dividend of $1.60 per share on our Common Stock; our anticipation that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; the effect of a hypothetical 10% increase on the prices of various commodities, freight and energy; our belief that there is not a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate allowances; that based on our current projections, we expect to utilize our remaining U.S. federal net operating losses, Alternative Minimum Tax and other U.S. federal credits primarily over the next three years; we expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction; we expect our cash tax payments to be in the high twenties in fiscal 2017 and for it to continue to move closer to our income tax expense in fiscal 2018 and 2019; our belief that integration activities will continue during fiscal 2017; our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth, income tax rates, our production capacities and our ability to achieve operating efficiencies; the consummation of acquisitions and financial transactions, the effect of these transactions on our business and the valuation of assets acquired in these transactions; our competitive position and competitive conditions; our ability to obtain adequate replacement supplies of raw materials or energy; our relationships with our customers and employees; our plans and objectives for future operations and expansion; our belief that the currently expected outcome of any environmental proceeding or claim that is pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows; the possibility that we may engage in additional restructuring opportunities in the future; our belief that we have properly contained asbestos and/or have trained our employees in an effort to ensure that no rules or regulations are violated in the maintenance of our facilities where asbestos is present; the impact of any gain or loss of a customer’s business; our expectations surrounding credit loss rates; the impact of announced price changes; the scope, costs, timing and impact of any restructuring of our operations and corporate and tax structure including our expectation that the integration of closed facility’s assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs; factors considered in connection with any impairment analysis, the outcome of any such analysis and the anticipated impact of any such analysis on our results of operations, financial condition or cash flows; pension and retirement plan obligations, contributions, the factors used to evaluate and estimate such obligations and expenses, the impact of amendments to our pension and retirement plans, the impact of governmental regulations on our results of operations, financial condition or cash flows; pension and retirement plan asset investment strategies; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and factors affecting those risks including our increased exposure to foreign currency as a result of the Combination; the amount of contractual obligations based on variable price provisions and variable timing and the effect of contractual obligations on liquidity and cash flow in future periods; the implementation of accounting standards and the impact of these standards once implemented; factors used to calculate the fair value of financial instruments and other assets and liabilities; factors used to calculate the fair value of options, including expected term and stock price volatility; our assumptions and expectations regarding critical accounting policies and estimates; our recording of net deferred tax assets to the extent we believe such assets are more likely than not to be realized; the Antitrust Litigation and other lawsuits and claims arising out of the conduct of our business; our expectation that the adoption of the provisions of ASU 2016-13, ASU 2016-09, ASU 2016-07, ASU 2016-05 and ASU 2015-11 will not have a material effect on our consolidated financial statements; our expectation that based on our current stock compensation awards, ASU 2014-12 will not have a material effect on our consolidated financial statements.

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

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our belief that we have insurance coverage, subject to applicable deductibles and policy limits for certain environmental matters; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the timing and impact of AFMC and CBPC; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies; estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase company stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions and other risks, uncertainties and factors discussed in Item 1A. “Risk Factors” and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In evaluating us, our business and a potential investment in our securities, you should consider the following risk factors and the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks addressed below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial could also adversely impact our business in the future.

We May Fail to Realize the Anticipated Benefits of the Combination

The success of the Combination will depend on, among other things, our ability to combine the RockTenn and MWV businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the identified projected cost savings and revenue growth trends. In connection with the Combination, we set a $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018. At September 30, 2016, we had achieved an annualized run rate of $500 million. We expected, and continue to expect, to (a) benefit from operational synergies resulting from the consolidation of capabilities and the elimination of redundancies, as well as greater efficiencies from increased scale and market integration and (b) realize revenue synergies through an expanded and complementary product offering and increased geographic reach. However, we must successfully combine the RockTenn and MWV businesses in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated cost savings and synergies without adversely affecting current revenues and investments in future growth.

Achieving the anticipated benefits of the Combination is subject to a number of uncertainties, including market conditions, risks related to our businesses and whether we consolidate certain businesses and functions of RockTenn and MWV in an efficient, effective and timely manner. In particular, we may face significant challenges integrating the companies’ technologies, organizations, procedures, policies and operations, addressing differences in their business cultures and retaining key personnel. The integration may also be more difficult, complex, costly and time consuming than we expect, and the integration process and other disruptions resulting from the Combination may disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, suppliers, customers and others with whom RockTenn and MWV had business or other dealings or limit our ability to achieve the anticipated benefits of the Combination.

If we are not able to successfully combine the RockTenn and MWV businesses within the anticipated time frame, or at all, the expected cost savings and synergies and other benefits of the Combination may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, management’s time and energy may be diverted, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

We May Experience Pricing Variability

Our businesses have experienced, and are likely to continue experiencing, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in our industry, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. Further, certain published indices contribute to the setting of selling prices for some of our products. Future changes in how these indices are established or maintained could adversely impact selling prices.

Our Earnings Are Highly Dependent on Volumes

Because our operations generally have high fixed operating cost components, our earnings are highly dependent on volumes, which tend to fluctuate. These fluctuations make it difficult to predict our financial results with any degree of certainty. Any failure to maintain volumes may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation

We rely heavily on the use of certain raw materials, energy sources and third-party companies to transport our goods. The cost of recovered paper and virgin fiber, the principal externally sourced raw materials for our mills, are subject to pricing variability due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper, greater demand for U.S. sourced recovered paper by Asian-based paper manufacturers, and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper, which may result in cost increases. Certain published indices contribute to price setting for some of our raw materials. Future changes in how these indices are established or maintained could adversely impact pricing.

At times, the cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil, biomass and coal) have fluctuated significantly. High energy costs could increase our operating costs and make our products less competitive compared to similar or alternative products offered by competitors.

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. Reduced availability of trucks, rail cars or cargo ships could negatively impact our ability to ship our products in a timely manner, and high transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.

Because all of our businesses operate in highly competitive industry segments, we may not be able to recoup past or future increases in the cost of raw materials, energy or transportation through price increases for our products. The failure to obtain raw materials, energy or transportation services at reasonable market prices (or the failure to pass on price increases to our customers) or a reduction in the availability of raw materials, energy or transportation services due to increased demand or other factors could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Face Intense Competition

We compete in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe and Asia.

Competition from domestic or non-U.S. lower cost or more innovative manufacturers in the future could adversely impact our sales volumes and pricing, as could other actions taken by our competitors, including reducing the prices of their products, improving the quality of their products or enhancing their marketing or sales activities. To the extent one or more competitors are more successful than we are with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. Customer shifts away from paperboard and containerboard packaging to packaging from other materials could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Our Business Could Suffer if We Are Unsuccessful in Making, Integrating and Maintaining Mergers, Acquisitions and Investments

We have completed several mergers, acquisitions and investments in recent years, and we may acquire or invest in or enter into joint ventures with additional companies. We may not be able to identify suitable targets or successfully complete suitable transactions in the future and completed transactions may not be successful. These transactions create risks, including, but not limited to:

•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	difficulties in integrating acquired businesses and personnel into our business;

•	inability to achieve expected synergies;

•	working with partners or other ownership structures with shared decision-making authority;

•
difficulties in obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory exposure;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential impairment of tangible and intangible assets and goodwill;

•	problems retaining key employees, contractual relationships or customers;

•	additional operating losses and expenses of the businesses we acquire or in which we invest;

•	the difficulty of implementing at companies we acquire the controls, procedures and policies appropriate for a larger public company;

•	dilution of interests of holders of our Common Stock through the issuance of equity securities;

•
for non-U.S. transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political and regulatory risks associated with specific countries; and

•	acquisitions or investments may ultimately harm our business or financial condition, as they may not be successful.

The Separation Could Result in Substantial Tax Liability to Us and to Those of Our Stockholders Who Received Ingevity Stock at the Time of the Separation
We have received an opinion from outside tax counsel to the effect that the Separation qualifies as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from Ingevity and us regarding the past and future conduct of each of the two companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings prove to be incorrect or not satisfied, or if the IRS otherwise determines on audit that the Separation is taxable, our stockholders who received Ingevity stock at the time of the Separation and/or we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. If the Separation is determined to be taxable, those of our stockholders who received Ingevity stock at the time of the Separation and/or we could be subject to a substantial tax liability. If the Separation is determined to be taxable to those of our stockholders who received Ingevity stock at the time of the Separation, each of those stockholders would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the Ingevity shares received.
Even if the Separation otherwise qualifies as a tax-free transaction to those of our stockholders who received Ingevity stock at the time of the Separation, the distribution could be taxable to us in certain circumstances if future significant acquisitions of our stock or the stock of Ingevity are determined to be part of a plan or series of related transactions that included the Separation. In this event, the resulting tax liability would be substantial. In connection with the Separation, we entered into a tax matters agreement with Ingevity, pursuant to which Ingevity agreed (i) to not engage in certain transactions that could cause the Separation to be taxable to us and (ii) to indemnify us for any tax liabilities resulting from such a transaction. The indemnity from Ingevity may not be sufficient to protect us against the full amount of such liabilities. Any tax liabilities resulting from the Separation or related transactions could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.
We May Be Exposed to Claims and Liabilities as a Result of the Separation

We entered into a separation and distribution agreement and various other agreements with Ingevity to govern the Separation and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and Ingevity. The indemnity rights we have against Ingevity under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to Ingevity may be significant and these risks could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Adversely Affected by Economic and Financial Market Conditions, and Social and Political Change

Our businesses may be affected by a number of factors that are beyond our control, such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar, the impact of a stronger U.S. dollar or changes in U.S social and political change impacting matters such as environmental regulations, non-U.S. trade policies, or other factors, each of which may adversely impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to address their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. Changes in tax laws or tax rates may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy, including locations such as Europe, Brazil, India and China, could adversely affect the demand for our products, our revenues and manufacturing costs. We are not able to predict with certainty economic and financial market conditions, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions.

Our Joint Ventures May Limit Our Flexibility with Respect to These Jointly Owned Investments

We have invested in a number of joint ventures with other entities when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. Our participation in joint ventures is subject to risks, including, but not limited to:

•	experiencing an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources to resolve impasses or potential disputes;

•	inability to maintain good relationships with our partners, which could limit our future growth potential;

•	conflict of interest issues if our partners have competing interests in our markets;

•	conflicting investment or operational goals with our partners, including the timing, terms and strategies for investments or future growth opportunities;

•
failure by our partners to fund their share of required capital contributions or to otherwise fulfill their obligations as partners, which may require us to infuse our own capital into these ventures on behalf of the related partner despite other competing uses for capital; and

•	obtaining consents from our partners for any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture.

Our Investment in Grupo Gondi May Require Us to Utilize Our Cash Flow or Incur Additional Indebtedness to Satisfy Certain Payment Obligations

In connection with our investment in the joint venture with Grupo Gondi, we entered into an option agreement pursuant to which we and certain shareholders of Grupo Gondi agreed to future put and call options with respect to the equity interests in the joint venture held by each party. These put and call arrangements may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect of these arrangements, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Similarly, we may be required to incur additional indebtedness to satisfy our payment obligations in respect of these arrangements.

We are Exposed to Risks Related to International Sales and Operations

We predominately operate in U.S. markets, but derive a portion of our total sales from outside the U.S. through international operations or exports to foreign customers. We are exposed to risks of operating in many countries, including, but not limited to:

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

Any one or more of these risks could adversely affect our international operations and our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

The Future Success of our International Operations Could be Adversely Affected by Violations or Alleged Violations of the Anti-Bribery Laws

The FCPA, and similar world-wide anti-bribery laws, including those in Brazil, Mexico and India (where we maintain operations directly or through a joint venture), prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our policies mandate compliance with anti-bribery laws, including the FCPA. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to be committed by our employees, agents or vendors. Any such allegations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation. Violations of these laws, or allegations of such violations, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend on Certain Large Customers

Each of our corrugated packaging and consumer packaging segments has large customers, the loss of which could adversely affect the segment’s sales and, depending on the significance of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because all of our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results.

We May Incur Business Disruptions

The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to:

•	catastrophic events, such as fires, floods, explosions, natural disasters, severe weather or other similar occurrences;

•	interruptions in the delivery of raw materials or other manufacturing inputs;

•	adverse government regulations;

•	equipment breakdowns or failures;

•	unscheduled maintenance;

•	information system failures;

•	violations of our permit requirements or revocation of permits;

•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;

•	shortages of equipment or spare parts; and

•	labor disputes.

The occurrence of any of these events may impair our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Our Net Income Could Be Negatively Affected If Interest Rates Increase

We maintain levels of fixed and floating rate debt that we consider prudent based on our cash flows (and other financial metrics) and business outlook, and these levels may vary over time. Our floating rate debt exposes us to changes in interest rates.

We utilize fixed rate debt and, from time to time, derivative financial instruments to manage our exposure to interest rate risks. However, our financial risk management may not be successful in reducing the risks inherent in exposures to interest rate fluctuations, which could adversely affect our financial condition and the trading price of our Common Stock.

A Downgrade in our Credit Ratings Could Adversely Affect our Business

Some of our outstanding indebtedness has received credit ratings from rating agencies. These ratings are limited in scope and do not purport to address all risks relating to an investment in those debt securities. Our credit ratings could change based on, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and they may be lowered, suspended or withdrawn entirely by a rating agency or placed on a so-called “watch list” for a possible downgrade or assigned a negative ratings outlook if, in any rating agency’s judgment, circumstances so warrant. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs, which could in turn adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. If a downgrade or negative outlook were to occur, it could impact our ability to access the capital markets to raise debt and/or increase the cost thereof. In addition, while our credit ratings are important to us, we may take actions and otherwise operate our business in a manner that adversely affects our credit ratings.

We are Subject to Extensive and Costly Environmental and Other Governmental Regulation

We are subject to various federal, state, local and foreign environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances, the regulation of chemicals used in our operations, as well as other financial and non-financial regulations, including items such as air and water quality, the cleanup of contaminated soil and groundwater, standards applicable to our finished products and matters related to the health and safety of employees.

We regularly make capital expenditures to maintain compliance with applicable environmental laws and regulations. However, environmental laws and regulations are becoming increasingly stringent. Consequently, our compliance and remediation costs could increase materially. In addition, we cannot currently assess the impact of future changes in governmental regulations, including future emissions standards (such as regulations on emissions from certain industrial boilers), climate change initiatives and government’s enforcement practices will have on our operations or capital expenditure requirements. Further, we are responsible for conducting environmental investigation and cleanup activities at current and formerly owned sites. We also have been identified as a PRP at various third-party disposal sites pursuant to U.S. federal or state statutes. Any liability we may incur in connection with these or other sites at which we may be identified in the future as a responsible party or in connection with other governmental requirements, including capital investments or business disruptions associated with regulatory compliance, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, our operations also consume significant amounts of energy, and we may incur additional indirect costs as a result of changes in costs of energy due to increased climate-related and other environmental regulations.

Our Capital Expenditures May Not Achieve the Desired Outcome or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures with respect to our manufacturing facilities. Many of our projects are complex, costly and are implemented over an extended period of time. Consequently, our capital expenditures could be higher than we anticipated, we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from these projects. Should these types of conditions and risks occur, they could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring

We have restructured portions of our operations from time to time, including in connection with the Combination, and we may engage in additional restructuring initiatives. Because we are not able to predict with certainty market conditions, including changes in the supply and demand for our products, the loss of large customers or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. The costs associated with these activities will vary depending upon the type of facility impacted, with the non-cash cost of a mill closure generally being more significant than that of a converting facility due to the higher level of fixed costs. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

Work Stoppages and Other Labor Relations Matters May Have an Adverse Effect on Our Financial Results

A significant number of our union employees are governed by CBAs. Expired contracts are in the process of renegotiation, and others expire within one year. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate them on favorable terms. We have experienced work stoppages in the past and we may experience work stoppages in the future. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when it expires, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition, and the trading price of our Common Stock, could be adversely affected.

We May Incur Increased Employee Benefit Costs and Certain of Our Pension Plans Will Likely Require Additional Cash Contributions

Employee healthcare costs continue to rise. Our pension contribution and health care benefits costs depend on multiple factors resulting from actual plan experience and assumptions of future experience. Following the Combination, WestRock merged MWV’s U.S. qualified defined benefit pension plans into the Rock-Tenn Company Consolidated Pension Plan, and renamed the merged plan the WestRock Company Consolidated Pension Plan. The WestRock Company Consolidated Pension Plan is over funded. We expect to make future contributions primarily to our non-U.S. pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. Our pension plan assets are primarily made up of fixed income, equity and alternative investments. Fluctuations in market performance of these assets and changes in interest rates may result in increased or decreased pension costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. These changes, along with turmoil in financial and capital markets, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

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

We believe certain of the MEPPs in which we participate have material unfunded vested benefits. Due to uncertainty regarding future factors that could trigger a withdrawal liability, including partial withdrawal liabilities triggered by facility closures, as well as the absence of specific information regarding matters such as the MEPPs’ current financial situation due in part to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations or the impact of increased contributions including those that could be triggered by a mass withdrawal of other employers from a MEPP. MEPPs may also be significantly impacted by changes in legislation and actions taken by particular MEPP trustees. The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.
We are Subject to Cyber-Security Risks Related to Customer, Employee, Vendor or Other Company Data

We use information technologies to securely manage operations and various business functions. We rely on various technologies to process, store and report on our business and interact with customers, vendors and employees. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to cyber-attacks that could result in operational disruptions or the misappropriation of sensitive data. Such disruptions or misappropriations and the resulting repercussions may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend On Our Ability to Develop and Successfully Introduce New Products and to Acquire and Retain Intellectual Property Rights

Our ability to develop and successfully market new products and to develop, acquire and retain necessary intellectual property rights is important to our continued success and competitive position. If we were unable to protect our existing intellectual property rights, develop new rights, or if others developed similar or improved technologies our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our Real Estate Development Activities are Subject to Challenges

We engage in value-added real estate development activities in the Charleston, SC region, including obtaining entitlements and establishing joint ventures and other development-related arrangements. Our ability to execute our plans to realize the greater value associated with our development land holdings may be affected by the following factors, among others:

•	general economic conditions, including credit markets and interest rates;

•	local real estate market conditions, including competition from sellers of land and real estate developers; and

•	impact of federal, state and local laws and regulations affecting land use, land use entitlements, land protection and zoning.

Any failure to execute our plans could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable – there are no unresolved SEC staff comments.

Item 2.	PROPERTIES

We operate locations in North America, including the majority of U.S. states, South America, Europe and Asia. We lease our principal executive offices in Richmond, VA and we own our principal operating offices in Norcross, GA. We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our corporate and operating facilities as of September 30, 2016 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	100	38	138
Consumer Packaging	67	37	104
Land and Development	2	1	3
Corporate and significant regional offices	1	9	10
Total	170	85	255

The tables that follow show our annual production capacity by mill at September 30, 2016 in thousands of tons. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. We own all of our mills. Our fiber sourcing for our mills is approximately 65% virgin and 35% recycled.
Corrugated Packaging Mills

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Market Pulp	Bleached Paperboard	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA		185	735				920
Stevenson, AL		885					885
Solvay, NY	548	272					820
Hodge, LA	800						800
Florence, SC	683						683
Panama City, FL	353				292		645
Seminole, FL	402	198					600
Dublin, GA	130	130		325			585
Hopewell, VA	527						527
Rigesa, Brazil	330	170					500
Tacoma, WA	90		275	60	60		485
La Tuque, QC			345			131	476
St. Paul, MN		200					200
Morai, India	155	25					180
Total Corrugated Packaging Mill Capacity	4,948	2,065	1,355	385	352	131	9,236

Consumer Packaging Mills

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Mahrt, AL		1,066				1,066
Covington, VA	942					942
Evadale, TX	585				125	710
Demopolis, AL	350				100	450
St. Paul, MN			168			168
Battle Creek, MI			160			160
Chattanooga, TN				140		140
Dallas, TX			127			127
Sheldon Springs, VT (Missisquoi Mill)			111			111
Lynchburg, VA				103		103
Stroudsburg, PA			80			80
Eaton, IN				64		64
Aurora, IL				32		32
Total Consumer Packaging Mill Capacity	1,877	1,066	646	339	225	4,153

The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine is owned by our Seven Hills joint venture. At September 30, 2016, we owned approximately 61,000 acres of development landholdings primarily in the Charleston, SC region and approximately 135,000 acres of forestlands in Brazil.

Item 3.	LEGAL PROCEEDINGS

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Additional information is included in “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the New York Stock Exchange under the symbol “WRK”. From October 1, 2014 through July 1, 2015 in the table below, the stock that traded was RockTenn Common Stock under the symbol “RKT”. RockTenn was the accounting acquirer in the Combination. On July 2, 2015, shares of our Common Stock began regular-way trading on the NYSE under the ticker symbol “WRK”.

As of October 28, 2016, there were approximately 6,965 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

The table below reflects the market price of our Common Stock beginning on July 2, 2015. For periods prior to July 2, 2015, the table below reflects the market price of RockTenn Common Stock.

Price Range of Common Stock and Dividends

	Fiscal 2016			Fiscal 2015
	Market Price			Market Price
	High	Low	Dividend	High	Low	Dividend
First Quarter	$57.85	$42.75	$0.3750	$62.50	$43.32	$0.1875
Second Quarter	$45.71	$29.73	$0.3750	$71.47	$59.35	$0.3205
Third Quarter	$44.49	$35.52	$0.3750	$66.88	$59.25	$0.3205
Fourth Quarter	$49.18	$36.33	$0.3750	$66.40	$48.80	$0.3750

The range of prices in the table above are impacted by the Separation subsequent to May 15, 2016. Ingevity became an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. Under the terms of the Separation, WestRock stockholders received one share of Ingevity common stock for every six common shares of WestRock common stock held as of the close of business on May 4, 2016.

In November 2016, our board of directors declared a quarterly dividend of $0.40 per share which represented a 6.7% increase from the prior $0.375 per share dividend and an annual dividend of $1.60 per share. During fiscal 2016, we paid quarterly dividends of $0.375 per share for an annual dividend of $1.50 per share. In the first quarter of fiscal 2015, RockTenn increased its dividend from $0.175 to $0.1875 per share. Subsequently, as a result of the Business Combination Agreement, RockTenn increased the per share amount of the dividends it distributed in the second and third fiscal quarters of 2015 to $0.3205 per share to equalize RockTenn and MWV dividend payments. In July and October 2015, our board of directors approved our August and November 2015 quarterly dividends of $0.375 per share, indicating an annualized dividend of $1.50 per share. During fiscal 2015, we paid aggregate dividends (including those paid by RockTenn prior to the closing of the Combination) on our Common Stock of approximately $1.20 per share. For additional dividend information, please see Item 6. “Selected Financial Data”.

Securities Authorized for Issuance Under Equity Compensation Plans

The section under the heading “Executive Compensation Tables” entitled “Equity Compensation Plan Information” in the Proxy Statement for the annual meeting of stockholders to be held on January 27, 2017, which will be filed with the SEC on or before December 31, 2016, is incorporated herein by reference. For additional information concerning our capitalization, see “Note 15. Stockholders’ Equity” of the Notes to Consolidated Financial Statements.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. Subsequent to the authorization in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing RockTenn repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million and in fiscal 2014, it repurchased approximately 4.7 million shares for an aggregate cost of $236.3 million. As of September 30, 2016, we had remaining authorization under our July 2015 repurchase program to purchase approximately 26.5 million shares of our Common Stock.

The following table presents information with respect to purchases of our Common Stock that we made during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	132,779	$37.64	132,779	27,460,277
August 1, 2016 through August 31, 2016	268,711	44.86	268,711	27,191,566
September 1, 2016 through September 30, 2016	694,827	47.47	694,827	26,496,739
Total	1,096,317		1,096,317

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended September 30, 2016, 2015 and 2014, and the consolidated balance sheet data as of September 30, 2016 and 2015 from the WestRock Company consolidated financial statements. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended September 30, 2013 and 2012, and the consolidated balance sheet data as of September 30, 2014, 2013 and 2012, from audited Rock-Tenn Company consolidated financial statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to common stockholders, diluted weighted average shares outstanding, dividends per common share and book value per common share that have been adjusted retroactively due to RockTenn’s August 2014 two-for-one stock split.

The Combination was the primary reason for the changes in the selected financial data in fiscal 2016 and 2015 as compared to prior years due to the size and timing of the transaction. The selected financial data has been updated to reflect the Separation. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Net sales	$14,171.8	$11,124.8	$9,895.1	$9,545.4	$9,207.6
Pension risk transfer expense (a)	$370.7	$—	$—	$—	$—
Pension lump sum settlement and retiree medical curtailment, net (b)	$—	$11.5	$47.9	$—	$—
Restructuring and other costs, net	$366.4	$140.8	$55.6	$78.0	$75.2
Income from continuing operations (c)	$154.8	$501.2	$483.8	$732.5	$252.2
(Loss) income from discontinued operations (net of tax) (d)	$(544.7)	$10.6	$—	$—	$—
Net (loss) income attributable to common stockholders	$(396.3)	$507.1	$479.7	$727.3	$249.1
Diluted earnings per share from continuing operations	$0.59	$2.87	$3.29	$4.98	$1.72
Diluted (loss) earnings per share from discontinued operations	$(2.13)	$0.06	$—	$—	$—
Diluted (loss) earnings per share attributable to common stockholders	$(1.54)	$2.93	$3.29	$4.98	$1.72
Diluted weighted average shares outstanding	257.9	173.3	146.0	146.1	144.1
Dividends paid per common share	$1.50	$1.20	$0.70	$0.525	$0.40
Book value per common share	$38.75	$45.34	$30.76	$29.94	$24.02
Total assets	$23,038.2	$25,372.4	$11,039.7	$10,733.4	$10,687.1
Current portion of debt	$292.9	$63.7	$132.6	$2.9	$261.3
Long-term debt due after one year	$5,496.3	$5,558.2	$2,852.1	$2,841.9	$3,151.2
Total debt	$5,789.2	$5,621.9	$2,984.7	$2,844.8	$3,412.5
Total stockholders’ equity	$9,728.8	$11,651.8	$4,306.8	$4,312.3	$3,405.7
Net cash provided by operating activities	$1,688.4	$1,203.6	$1,151.8	$1,032.5	$656.7
Capital expenditures	$796.7	$585.5	$534.2	$440.4	$452.4
Cash paid (received) for purchase of businesses, net of cash acquired	$376.4	$(3.7)	$474.4	$6.3	$125.6
Cash received in merger	$—	$265.7	$—	$—	$—
Purchases of common stock	$335.3	$336.7	$236.3	$—	$—
Purchases of commons stock - merger related	$—	$667.8	$—	$—	$—

(a)
In fiscal 2016, using plan assets we settled $2.5 billion of pension obligations of the WestRock Company Consolidated Pension Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result of the transaction, we recorded a non-cash charge of $370.7 million pre-tax. For additional information see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements.

(b)
In fiscal 2015, payments were made to former employees to partially settle obligations of one of our defined benefit pension plans and we recorded a non-cash pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. For additional information see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements.

(c)
Income from continuing operations in fiscal 2015 was reduced by $64.7 million pre-tax expense for inventory stepped-up in purchase accounting, primarily related to the Combination. Net income attributable to common stockholders in fiscal 2015, 2014 and 2013 was increased as a result of a reduction of cost of goods sold of $6.7 million, $32.3 million and $12.2 million pre-tax, respectively, due to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. For additional information see “Note 4. Inventories” of the Notes to Consolidated Financial Statements.

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

(d)
Loss from discontinued operations, net of tax in fiscal 2016 includes a $478.3 million pre-tax goodwill impairment charge and $101.1 million pre-tax customer list impairment charge associated with our former Specialty Chemicals operations. For additional information on these non-cash charges see “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements. Income from discontinued operations, net of tax in the fourth quarter of fiscal 2015 was reduced by $8.2 million pre-tax of acquisition inventory step-up expense, net of related LIFO impact.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets.We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from operating and business locations spanning North America, South America, Europe and Asia. We also develop real estate in Charleston, SC region.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. RockTenn and MWV each became wholly-owned subsidiaries of WestRock. The Combination is described in “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter.

On May 15, 2016, we completed the Separation. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Note 7. Discontinued Operations” for more information.

Following the Combination, we aligned our financial results of operations in four reportable segments: Corrugated Packaging, Consumer Packaging, Specialty Chemicals and Land and Development. Subsequent to the Separation, we report our financial results of our continuing operations in three reportable segments: Corrugated Packaging, Consumer Packaging and Land and Development. We reclassified prior period segment results to align to these segments for all periods presented.

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Net sales	$14,171.8	$11,124.8	$9,895.1
Segment income	$1,226.2	$1,070.3	$1,039.4
Income from continuing operations	$154.8	$501.2	$483.8

Net sales of $14,171.8 million in fiscal 2016 increased $3,047.0 million, or 27.4%, compared to fiscal 2015. The increase was primarily a result of the full year impact of the Combination in fiscal 2016 results, compared to three months in fiscal 2015, and the full year impact of the SP Fiber Acquisition and the partial year impact of the Packaging Acquisition in fiscal 2016. The increase in net sales due to the facilities received in the Combination and the acquisitions completed in fiscal 2016 accounted for $3,365.7 million. Excluding these transactions, net sales in fiscal 2016 decreased as compared to fiscal 2015 due to an estimated $169.6 million of lower selling price/mix and lower volume of $149.1 million.

Segment income increased $155.9 million in fiscal 2016, primarily the result of the Combination and the fiscal 2016 acquisitions noted above. Segment income was reduced by $8.1 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact in fiscal 2016 and $64.7 million in fiscal 2015. Income from continuing operations in fiscal 2016 was $154.8 million compared to $501.2 million in fiscal 2015. The reduction in income from continuing operations in fiscal 2016 was primarily attributable to the $370.7 million of non-cash pre-tax pension risk transfer expense and $366.4 million of restructuring and other costs, net compared to $140.8 million of restructuring and other costs, net in fiscal 2015. Diluted earnings per share from continuing operations were $0.59 in fiscal 2016 compared to $2.87 in fiscal 2015. Adjusted Income from Continuing Operations and Adjusted Earnings from Continuing Operations Per Diluted Share (each as hereinafter defined) in fiscal 2016 were $653.0 million and $2.53, respectively, compared to $650.6 million and $3.75 in fiscal 2015. Adjusted Income from Continuing Operations and Adjusted Earnings from Continuing Operations Per Diluted Share are non-GAAP financial measures. For more information on non-GAAP financial measures, including reconciliations to the most directly comparable GAAP financial measures, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (Consolidated)” below.

We continued our balanced capital allocation approach by investing $796.7 million in capital expenditures while returning $335.3 million to our stockholders in share repurchases and $380.7 million to our stockholders in dividends in fiscal 2016. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three years ended September 30, 2016:

	Year Ended September 30,
	2016	2015	2014
	(In millions, except per share data)
Net sales	$14,171.8	$11,124.8	$9,895.1
Cost of goods sold	11,413.2	8,986.5	7,961.5
Gross profit	2,758.6	2,138.3	1,933.6
Selling, general and administrative, excluding intangible amortization	1,379.4	1,014.6	889.7
Selling, general and administrative intangible amortization	211.8	118.9	86.0
Pension risk transfer expense	370.7	—	—
Pension lump sum settlement and retiree medical curtailment, net	—	11.5	47.9
Restructuring and other costs, net	366.4	140.8	55.6
Operating profit	430.3	852.5	854.4
Interest expense	(256.7)	(132.5)	(95.3)
Gain (loss) on extinguishment of debt	2.7	(2.6)	—
Interest income and other income (expense), net	58.6	9.7	2.4
Equity in income of unconsolidated entities	9.7	7.1	8.8
Income from continuing operations before income taxes	244.6	734.2	770.3
Income tax expense	(89.8)	(233.0)	(286.5)
Income from continuing operations	154.8	501.2	483.8
(Loss) income from discontinued operations (net of income tax benefit (expense) of $32.3, $(17.5) and $0)	(544.7)	10.6	—
Consolidated net (loss) income	(389.9)	511.8	483.8
Less: Net income attributable to noncontrolling interests	(6.4)	(4.7)	(4.1)
Net (loss) income attributable to common stockholders	$(396.3)	$507.1	$479.7

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings from Continuing Operations Per Diluted Share to Earnings from continuing operations per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated. The reconciliation is followed by a discussion of the adjustments. See “Non-GAAP Financial Measures” for more information on why our management believes that presentation of this non-GAAP financial measure provides useful information to investors regarding our financial condition and results of operations, as well as the additional purposes for which our management uses this non-GAAP financial measure.

	Years Ended September 30,
	2016	2015	2014

Earnings from continuing operations per diluted share	$0.59	$2.87	$3.29
Non-cash pension risk transfer expense	0.89	—	—
Restructuring and other items	1.05	0.58	0.26
Inventory stepped-up in purchase accounting, net of LIFO	0.02	0.25	0.01
Pension lump sum settlement and retiree medical curtailment, net	—	0.04	0.20
Gain on investment in Grupo Gondi	(0.01)	—	—
(Gain) loss on extinguishment of debt	(0.01)	0.01	—
Adjusted Earnings from Continuing Operations Per Diluted Share	$2.53	$3.75	$3.76

In fiscal 2016, using plan assets we settled $2.5 billion of pension obligations of the WestRock Company Consolidated Pension Plan and recorded a non-cash charge of $370.7 million pre-tax. For additional information see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements. In fiscal 2016, our restructuring and other items included $241.7 million of pre-tax facility closure costs, which primarily related to the permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the permanent closure of the Newberg, OR mill, the permanent closure of the Vapi, India linerboard mill, certain non-mill facility closures and costs at other previously closed facilities; $104.7 million of pre-tax integration expenses primarily including severance and other costs primarily associated with the Combination; $25.1 million of operating losses and transition and other costs primarily associated with operations in the process of being closed; $9.4 million of acquisition and divestiture expenses; and $10.6 million of severance and other employee costs in our Land and Development segment. Additionally, we incurred $8.1 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact, a $1.5 million after-tax gain on investment in Grupo Gondi and a $2.7 million pre-tax gain on extinguishment of debt.

In fiscal 2015, our restructuring and other costs and operating losses and transition costs due to plant closures consisted primarily of $84.3 million of pre-tax integration costs, $44.4 million of pre-tax merger and acquisition costs, $14.8 million of pre-tax facility closure and related operating losses and transition costs primarily related to charges associated with previously closed facilities. Additionally, fiscal 2015 included a $64.7 million pre-tax charge for inventory step-up expense, primarily related to inventory acquired in the Combination. Also, in fiscal 2015 we completed our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $20.0 million; and changes in retiree medical coverage for certain employees covered by the United Steelworkers Union master agreement resulted in the recognition of $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge.

In fiscal 2014, our restructuring and other costs and operating losses and transition costs due to plant closures consisted primarily of $29.0 million of pre-tax facility closure and related operating losses and transition costs primarily related to consolidating corrugated container plants and recycled collection facilities and $30.5 million of pre-tax integration and acquisition costs. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. Additionally, the period included a $3.2 million pre-tax charge for inventory step-up expense related to inventory acquired in the Tacoma Mill, AGI In-Store and NPG acquisitions.

For additional information regarding our restructuring and other costs, see “Note 8. Restructuring and Other Costs, Net” of the Notes to Consolidated Financial Statements.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2016 increased $3,047.0 million to $14,171.8 million compared to $11,124.8 million in fiscal 2015 primarily as a result of the full year impact of the Combination in fiscal 2016 results, compared to three months in fiscal 2015, and the impact of the SP Fiber and the Packaging Acquisitions completed in fiscal 2016. The increase in net sales attributable to the facilities received in the Combination and the noted acquisitions compared to fiscal 2015 were $3,365.7 million. Excluding these transactions, net sales decreased due to an estimated $169.6 million of lower selling price/mix and lower volume of $149.1 million. The increase in net sales by segment is outlined in the “Results of Operations — Segment Data” section that follows.

Net sales for fiscal 2015 increased $1,229.7 million to $11,124.8 million compared to $9,895.1 million in fiscal 2014 primarily as a result of the one quarter impact of the Combination in fiscal 2015 results and the full year impact of the AGI In-Store, Tacoma Mill and NPG acquisitions completed in fiscal 2014. Net sales from the facilities received in the Combination and the increase in net sales in fiscal 2015 compared to fiscal 2014 for the acquisitions completed in fiscal 2014 accounted for $1,299.2 million.

Additionally, net sales increased primarily due to higher corrugated volumes, which were partially offset by decreased corrugated selling price/mix.

Cost of Goods Sold

Cost of goods sold increased to $11,413.2 million in fiscal 2016 compared to $8,986.5 million in fiscal 2015. Cost of goods sold as a percentage of net sales was 80.5% in fiscal 2016 compared to 80.8% in fiscal 2015 due to increased synergies and performance improvements, and lower energy costs, which were largely offset by the impact of lower selling prices in the current year. On a volume adjusted basis, excluding the impact of the Combination, the SP Fiber Acquisition and the Packaging Acquisition, energy costs decreased $85.6 million, commodity costs decreased $41.3 million, shipping and warehousing costs decreased $41.3 million and aggregate depreciation and amortization increased $5.2 million. Fiscal 2016 and 2015 included $8.1 million and $64.7 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact, respectively. Fiscal 2016 included an $8.7 million gain on the sale of certain land at our Panama City, Florida mill to the port authority which was more than offset by the $10.0 million estimated impact of the major maintenance outage at our Stevenson, Alabama mill. Fiscal 2015 included a reduction of cost of goods sold of $6.7 million pre-tax related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

Cost of goods sold increased to $8,986.5 million in fiscal 2015 compared to $7,961.5 million in fiscal 2014. Cost of goods sold as a percentage of net sales of 80.8% was essentially unchanged in fiscal 2015 compared to 80.5% in fiscal 2014 as productivity improvements and lower fiber and energy costs were offset by the impact of lower selling prices and higher non-fiber commodity and other costs. On a volume adjusted basis excluding the impact of the Combination, commodity costs decreased $97.1 million due to aggregate fiber and board costs decreasing $139.0 million partially offset by other commodity costs that increased $41.9 million. In addition, on a volume adjusted basis, energy costs decreased $101.4 million including the impact of less severe winter weather in fiscal 2015 compared to fiscal 2014, direct labor costs decreased $11.7 million, depreciation and amortization expense increased $26.4 million, other fixed and indirect costs increased $25.9 million, other manufacturing costs increased $21.0 million primarily for machine maintenance, and aggregate freight, shipping and warehousing costs increased $9.2 million, each as compared to the prior year. Fiscal 2015 included $64.7 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact primarily related to the Combination. Fiscal 2015 included a reduction of cost of goods sold of $6.7 million pre-tax related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition compared to a reduction of $32.3 million pre-tax in the prior year.

We value the majority of our U.S. inventories at the lower of cost or market with cost determined on a LIFO basis, which we believe generally results in a better matching of current costs and revenues than under FIFO. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the FIFO method. In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our results of operations. This supplemental FIFO earnings information reflects the after-tax effect of eliminating the LIFO adjustment each year.

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
			(In millions)
Cost of goods sold	$11,413.2	$11,452.8	$8,986.5	$8,996.8	$7,961.5	$7,958.4
Income from continuing operations	$154.8	$128.4	$501.2	$494.5	$483.8	$485.8

Income from continuing operations in fiscal 2016 and 2015 was higher under the LIFO method because we experienced periods of declining costs, compared to fiscal 2014, which was lower under the LIFO method because we experienced periods of rising costs.

Selling, General and Administrative Excluding Intangible Amortization

SG&A excluding intangible amortization increased $364.8 million to $1,379.4 million in fiscal 2016 compared to $1,014.6 million in fiscal 2015, primarily due to the full year impact of the Combination in fiscal 2016 results compared to three months in fiscal 2015, and the impact of the SP Fiber Acquisition and the Packaging Acquisition completed in fiscal 2016. SG&A, excluding intangible amortization as a percentage of sales increased slightly to 9.7% in fiscal 2016 compared to 9.1% in fiscal 2015.

SG&A excluding intangible amortization increased $124.9 million to $1,014.6 million in fiscal 2015, compared to $889.7 million in fiscal 2014. SG&A, excluding intangible amortization as a percentage of sales increased slightly to 9.1% in fiscal 2015 compared to 9.0% in fiscal 2014. Excluding the impact of the Combination and acquisitions, compensation and benefit costs increased $20.6 million and professional services expense increased $5.8 million and commissions expense decreased $15.5 million.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $211.8 million, $118.9 million and $86.0 million in fiscal 2016, 2015 and 2014, respectively. The increase in fiscal 2016 was primarily due to the full year inclusion of intangible amortization related to the Combination in fiscal 2016 results, compared to three months in fiscal 2015, as well as the full year impact of the SP Fiber Acquisition and partial year impact of the Packaging Acquisition completed in fiscal 2016.

Pension Risk Transfer Expense

In fiscal 2016, using plan assets we settled $2.5 billion of pension obligations of the WestRock Company Consolidated Pension Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result of the transaction, we recorded a non-cash charge of $370.7 million pre-tax. The settlement reduced WestRock’s overall U.S. pension obligations and assets by approximately 40%. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those plan participants not included in the transaction remain in the WestRock Company Consolidated Pension Plan, and responsibility for payment of retirement benefits remains with WestRock. For additional information see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements.

Pension Lump Sum Settlement Expense and Retiree Medical Curtailment, Net

In fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge. During the fourth quarter of fiscal 2014, we completed the first phase of the lump sum pension settlement to certain eligible former employees and as a result recorded a pre-tax charge of $47.9 million. For additional information, see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements.

In September 2016, we committed to an offer to partially settle obligations of our U.S. defined benefit pension plans in the first quarter of fiscal 2017, through lump sum and annuity payments to certain eligible former employees who are not currently receiving a monthly benefit. Depending upon the percentage of former employees that accept the offer, and whether or not settlement accounting is required, we might recognize a non-cash charge in the period in which the settlements occur. For additional information, see “Note 22. Subsequent Events (Unaudited) — Pension Settlement Offer” of the Notes to Consolidated Financial Statements.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $366.4 million, $140.8 million and $55.6 million for fiscal 2016, 2015 and 2014, respectively. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. Costs recorded in each period are not comparable since the timing and scope of the individual actions vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. We discuss these charges in more detail in “Note 8. Restructuring and Other Costs, Net” and “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Mergers, Acquisitions and Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture valued at approximately $0.3 billion. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across 13 production sites. As the majority equity holder, Grupo Gondi will manage the joint venture and we will provide technical and commercial resources. We have included the financial results of the Grupo Gondi investment since the formation of the joint venture in our Corrugated Packaging segment, and are accounting for the investment on the equity method.

On January 19, 2016, we completed the purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $94.1 million, net of cash received of $1.7 million, a working capital settlement and an estimated escrow settlement. The transaction is subject to an election under Section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in GPS. GPS is a joint venture providing steam to the Dublin mill and electricity to Georgia Power. The purchase price was $278.8 million, net of cash received of $9.2 million. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS. The Dublin mill has helped balance the fiber mix of our mill system, including our ability to serve the increasing demand for lighter weight containerboard, and that the addition of kraft and bag paper has diversified our product offering. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We determined GPS should be consolidated as a variable interest entity under ASC 810 “Consolidation”. Our evaluation concluded that WestRock is the primary beneficiary of GPS as WestRock has both the power and benefits as defined by ASC 810. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. The consideration for the Combination was $8,286.7 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of Common Stock and approximately $667.8 million in cash. At the effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the consideration for the Combination is approximately $210.9 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-Combination service. The amount related to post-Combination service is being expensed over the remaining service period of the awards. We believe the Combination has combined two industry leaders that will create a premier global provider of consumer and corrugated packaging solutions.

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash and a working capital settlement. We made an election under section 338(h)(10) of the Code that increased our tax basis in the acquired assets. We acquired the AGI In-Store business to support our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and we believe the acquisition has enhanced cross-selling opportunities and bolstered our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our consolidated financial statements in our Consumer Packaging segment.

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $343.2 million including a working capital settlement. The purchase price was increased $2.6 million during the third quarter of fiscal 2015, the offset to which was primarily goodwill. We recorded a measurement period adjustment in fiscal 2015 and have not retrospectively adjusted the comparative fiscal 2014 financial information presented herein. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment.

On December 20, 2013, we acquired the stock of NPG, a specialty display company. The purchase price was $59.6 million, net of cash acquired of $1.7 million and a working capital settlement. It provided a broad range of display products and services to many of the most recognized retailers and its innovative retail solutions and large-format printing capability has expanded our customer base and significantly improved our ability to provide retail insights, innovation and connectivity to all of our customers. We have included the results of NPG’s operations since the date of the acquisition in our consolidated financial statements in our Consumer Packaging segment.

We discuss the Combination and other acquisitions in more detail in “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements. See Item 1A. “Risk Factors — Our Business Could Suffer if We Are Unsuccessful in Making, Integrating and Maintaining Mergers, Acquisitions and Investments”.

Interest Expense

Interest expense was $256.7 million, $132.5 million and $95.3 million for fiscal 2016, 2015 and 2014, respectively. The increase in fiscal 2016 was primarily due to the full year impact of debt assumed in the Combination in fiscal 2016 results. Interest expense in fiscal 2016 was reduced by $44.5 million related to the amortization of the fair value of debt stepped-up in purchase accounting. The increase in fiscal 2015 was primarily due to three months of interest on debt assumed in the Combination. Interest expense in fiscal 2016 was reduced by $10.3 million related to the amortization of the fair value of debt stepped-up in purchase accounting. During fiscal 2016, 2015 and 2014 amortization of debt issuance costs charged to interest expense were $4.6 million, $9.3 million and $10.3 million, respectively. See Item 1A. “Risk Factors — Our Net Income Could Be Negatively Affected If Interest Rates Increase”.

Provision for Income Taxes

We recorded income tax expense from continuing operations of $89.8 million, at an effective tax rate of 36.7% in fiscal 2016, as compared to income tax expense from continuing operations of $233.0 million, at an effective tax rate of 31.7% in fiscal 2015, and compared to an income tax expense from continuing operations of $286.5 million, at an effective tax rate expense of 37.2% in fiscal 2014.

The effective tax rate from continuing operations for fiscal 2016 was different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings, the deconsolidation of a subsidiary related to the Grupo Gondi joint venture, including non-deductible goodwill disposed of in connection with the transaction, an increase in valuation allowances and a tax rate differential with respect to foreign earnings primarily in Canada.

The effective tax rate from continuing operations for fiscal 2015 was different than the statutory rate primarily due to the impact of state taxes, the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings and a tax rate differential with respect to foreign earnings. The effective tax rate from continuing operations for fiscal 2014 was different than the statutory rate primarily due to the impact of state taxes, a tax rate differential with respect to foreign earnings, and a $9.6 million charge to income tax expense to reflect an increase in the valuation allowance related to the State of New York’s March 31, 2014 income tax law change, which reduced the tax rate for qualified New York State manufacturers to 0% effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset, net of certain deferred tax liabilities, to no longer have any value. For additional information on income taxes see “Note 13. Income Taxes” of the Notes to Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net increased to income of $58.6 million in fiscal 2016 from income of $9.7 million in fiscal 2015 and $2.4 million in fiscal 2014. The increase in fiscal 2016 primarily included a $12.1 million gain on investment in Grupo Gondi related to the three corrugated box plants WestRock contributed to the joint venture and an increase in interest income of $30.3 million. The increase in interest income in fiscal 2016 compared to fiscal 2015 was primarily the result of the full year impact of a long-term note receivable acquired in the Combination. For additional information on the long-term note receivable see “Note 19. Special Purpose Entities” of the Notes to Consolidated Financial Statements.

(Loss) Income from Discontinued Operations

On May 15, 2016, WestRock distributed 100% of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s shareholders and completed the separation of our Specialty Chemicals business from WestRock. Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Loss from discontinued operations, net of tax, was $544.7 million for fiscal 2016 and income from discontinued operations was $10.6 million in fiscal 2015. The loss in fiscal 2016 was the result of goodwill and intangible impairments, and restructuring and other costs being partially offset by income from operations.

In the third quarter of fiscal 2016, in conjunction with the Separation, we performed an impairment assessment under the held for sale model and recorded a pre-tax non-cash impairment charge of $101.1 million for a customer relationships intangible. In the first quarter of fiscal 2016, in light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and the results of our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. For additional information on the Specialty Chemicals impairments and restructuring charges or the financial results of the discontinued operations, see “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements.

Results of Operations — Segment Data

RockTenn was the accounting acquirer in the Combination, therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. Following the Separation, our financial results of operations are aligned in three reportable segments: Corrugated Packaging, Consumer Packaging and Land and Development.

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$1,751.2	$157.8	9.0%
Second Quarter	1,738.5	135.9	7.8
Third Quarter	1,855.1	181.9	9.8
Fourth Quarter	1,912.6	252.4	13.2
Total	$7,257.4	$728.0	10.0%

Fiscal 2015
First Quarter	$1,842.8	$184.9	10.0%
Second Quarter	1,799.5	169.4	9.4
Third Quarter	1,887.3	217.0	11.5
Fourth Quarter	1,987.3	235.4	11.8
Total	$7,516.9	$806.7	10.7%

Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Third Quarter	1,967.7	192.4	9.8
Fourth Quarter	2,003.7	192.4	9.6
Total	$7,868.5	$739.9	9.4%

Corrugated Packaging Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging Shipments in two groups following the Combination, North America and Brazil / India. We have included the impact of the Combination beginning in the fourth quarter of fiscal 2015. We have recast the North American Corrugated Container Shipments in the table below to remove the historical impact of the three box plants contributed to the Grupo Gondi joint venture to provide comparability to the third and fourth quarter of fiscal 2016 and future results. Our recycled fiber tons reclaimed and brokered are separately presented below.

North American Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014
North American Corrugated Packaging Shipments - thousands of tons	1,803.8	1,809.5	1,961.8	2,074.6	7,649.7
North American Corrugated Containers Shipments - BSF	17.7	17.5	18.2	18.2	71.6
North American Corrugated Containers Per Shipping Day - MMSF	290.9	277.8	287.5	284.7	285.2

Fiscal 2015
North American Corrugated Packaging Shipments - thousands of tons	1,995.8	1,936.7	2,032.6	2,018.0	7,983.1
North American Corrugated Containers Shipments - BSF	18.2	18.1	18.8	18.7	73.8
North American Corrugated Containers Per Shipping Day - MMSF	297.7	292.6	298.7	292.6	295.4

Fiscal 2016
North American Corrugated Packaging Shipments - thousands of tons	2,046.7	2,040.3	2,114.1	2,153.2	8,354.3
North American Corrugated Containers Shipments - BSF	18.7	18.2	18.6	18.9	74.4
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	291.4	294.5	295.1

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Brazil / India Corrugated Packaging Shipments - thousands of tons	—	—		—	171.4	171.4
Brazil / India Corrugated Containers Shipments - BSF	—	—	—	—	1.4	1.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	—	—		—	18.1	18.1

Fiscal 2016
Brazil / India Corrugated Packaging Shipments - thousands of tons	180.2	173.5		166.8	164.8	685.3
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3		1.4	1.6	5.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	19.8		19.1	19.6	19.4

Fiber Reclaimed and Brokered

(Shipments in thousands of tons)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014	1,562.5	1,564.0	1,573.6	1,609.0	6,309.1
Fiscal 2015	1,628.0	1,576.6	1,781.8	1,834.9	6,821.3
Fiscal 2016	1,975.2	1,911.2	1,885.8	1,905.5	7,677.7

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $351.6 million in fiscal 2016 compared to fiscal 2015 primarily due to $565.4 million of incremental net sales from the full year impact of facilities acquired in the Combination in fiscal 2016 results, compared to three months last year, the impact of the SP Fiber Acquisition in fiscal 2016 and $57.8 million of lower recycled fiber sales due to lower selling price/mix. These increases were partially offset by the impact of an estimated $178.2 million of lower corrugated selling price/mix and $93.4 million of lower volumes excluding these transactions. The lower corrugated selling price/mix is primarily the result previously published index reductions. Corrugated Packaging shipments in North America increased 4.6% in fiscal 2016 compared to the prior year, inclusive of the SP Fiber Acquisition.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $259.5 million in fiscal 2015 compared to fiscal 2014 primarily due to increased sales post-Combination, and a full year of sales from the Tacoma Mill in fiscal 2015 compared to four and a half months in fiscal 2014. Increased North American corrugated shipments were partially offset by the impact of decreased corrugated selling price/mix and $12.6 million of lower recycled fiber sales. Net sales from the aforementioned transactions increased sales by $264.4 million compared to the prior year. Lower corrugated selling price/mix reduced net sales by approximately $123.6 million compared to the prior year quarter. Corrugated Packaging shipments in North America increased 4.4% in fiscal 2015 compared to the prior year.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2016 decreased $66.8 million to $739.9 million compared to segment income of $806.7 million in fiscal 2015. The decrease in segment income was primarily a result of lower selling price/mix and volume that were partially offset by synergies and productivity improvements, lower energy and commodity costs, and lower aggregate freight, shipping and warehousing costs. The estimated impact of lower selling price/mix was $178.2 million and the estimated impact of lower volume was $37.1 million compared to the prior year. Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year, energy costs decreased $73.2 million, commodity costs decreased $35.0 million, aggregate freight, shipping and warehousing costs decreased $46.7 million, and depreciation and amortization expense increased $7.3 million. Segment income was also reduced by $3.4 million and $2.2 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact in fiscal 2016 and 2015, respectively. Segment income in fiscal 2016 included an $8.7 million gain on the sale of certain land at our Panama City, Florida mill to the port authority which was more than offset by the $10.0 million estimated impact of the major maintenance outage at our Stevenson, Alabama mill. Segment income in fiscal 2015 included a reduction of cost of goods sold of $6.7 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

Segment income attributable to the Corrugated Packaging segment in fiscal 2015 increased $78.7 million to $806.7 million compared to segment income of $728.0 million in fiscal 2014. The increase in segment income was primarily a result of lower fiber and energy costs, increased volume, productivity improvements and income from the operations received in the Combination and Tacoma Mill acquisition, which were partially offset by the impact of decreased selling price/mix, higher non-fiber commodity costs, freight and other costs. The estimated impact of higher volume was $75.4 million and the estimated impact of lower selling price/mix was $155.4 million in fiscal 2015 compared to the prior fiscal year. On a volume adjusted basis, commodity costs decreased $103.5 million, primarily due to aggregate fiber and board costs, energy costs decreased $90.4 million including the impact of less severe weather in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, direct labor costs decreased $15.5 million and aggregate freight, shipping and warehousing costs increased $8.8 million, and depreciation and amortization expense increased $23.4 million, each as compared to the prior fiscal year. Segment income included a reduction of cost of goods sold of $6.7 million in fiscal 2015 related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition compared to the recognition of $32.3 million in the prior fiscal year. Segment income in fiscal 2015 was reduced by $2.2 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2014
First Quarter	$654.4	$76.9	11.8%
Second Quarter	699.9	66.3	9.5
Third Quarter	719.2	81.0	11.3
Fourth Quarter	745.0	87.2	11.7
Total	$2,818.5	$311.4	11.0%

Fiscal 2015
First Quarter	$713.0	$59.0	8.3%
Second Quarter	694.9	52.4	7.5
Third Quarter	690.2	77.9	11.3
Fourth Quarter	1,642.0	77.7	4.7
Total	$3,740.1	$267.0	7.1%

Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Third Quarter	1,635.8	151.7	9.3
Fourth Quarter	1,621.7	139.1	8.6
Total	$6,388.1	$481.7	7.5%

Consumer Packaging Shipments are expressed as a tons equivalent which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. We have included the impact of the Combination beginning in the fourth quarter of fiscal 2015. The table excludes merchandising displays and dispensing sales since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

Consumer Packaging Shipments - tons in thousands

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2014
Consumer Packaging Shipments - thousands of tons	378.1	386.0	394.3	408.7	1,567.1
Consumer Packaging Converting Shipments - BSF	5.0	5.3	5.2	5.4	20.9
Consumer Packaging Converting Per Shipping Day - MMSF	82.0	83.6	82.9	84.4	83.2

Fiscal 2015
Consumer Packaging Shipments - thousands of tons	371.2	378.5	388.6	1,043.9	2,182.2
Consumer Packaging Converting Shipments - BSF	5.2	5.3	5.5	9.2	25.2
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	86.3	144.5	100.9

Fiscal 2016
Consumer Packaging Shipments - thousands of tons	949.3	974.4	986.3	998.7	3,908.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	9.5	9.4	36.7
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	148.5	146.3	145.7

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations increased $2,648.0 million for the Consumer Packaging segment in fiscal 2016 compared to fiscal 2015 primarily due to $2,748.7 million of incremental net sales from the full year impact of facilities acquired in the Combination in fiscal 2016 results, compared to three months last year, and the partial year impact of the Packaging Acquisition. Those increased net sales were partially offset by $81.0 million of lower display sales due to softness in customer promotional spending, an estimated $8.6 million of higher consumer packaging, excluding display, selling price/mix and $28.3 million of lower volumes excluding these transactions.

Net sales before intersegment eliminations increased $921.6 million for the Consumer Packaging segment in fiscal 2015 compared to fiscal 2014 primarily due to the one quarter impact of the Combination in fiscal 2015, the full year of sales from the display acquisitions in fiscal 2014, and the impact of higher selling price/mix which was partially offset by lower segment shipments and display sales excluding the acquisitions. Net sales from the Combination and display acquisitions increased sales by $1,004.7 million compared to the prior year. The impact of selling price/mix increased net sales by approximately $27.2 million compared to the prior year.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in fiscal 2016 increased $214.7 million compared to fiscal 2015, primarily reflecting $235.0 million from facilities acquired in the Combination and the Packaging Acquisition, the impact of synergy and productivity improvements, and lower energy related costs compared to the prior year partially offset by the impact of lower volume and lower selling price/mix. Segment income was reduced by $4.7 million and $62.5 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact in fiscal 2016 and 2015, respectively. The estimated impact of lower volume was $30.9 million and higher selling price/mix was $8.6 million. Excluding the Combination and the Packaging Acquisition, on a volume adjusted basis compared to the prior year, commodity costs decreased $6.3 million and energy costs decreased $12.3 million.

Segment income attributable to the Consumer Packaging segment in fiscal 2015 decreased $44.4 million compared to fiscal 2014, and increased $18.1 million excluding $62.5 million of of expense for inventory stepped-up in purchase accounting, net of related LIFO impact primarily related to the Combination. The increase was primarily due to income from the operations received in the Combination, the favorable impact of selling price/mix, productivity improvements and the reduced impact of adverse weather in fiscal 2015 compared to fiscal 2014 which were partially offset by lower display income as a result of higher costs associated with supporting and onboarding new business and a more competitive commercial environment, and higher commodity and other costs. The estimated impact of higher selling price/mix and lower volume was $27.2 million and $21.3 million, respectively, in fiscal 2015 compared to fiscal 2014. On a volume adjusted basis, energy costs decreased $11.1 million primarily due to less severe weather in fiscal 2015 compared to fiscal 2014.

Land and Development Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (Aggregate)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$45.0	$(3.4)	(7.6)%
Total	$45.0	$(3.4)	(7.6)%

Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)%
Third Quarter	42.0	9.5	22.6%
Fourth Quarter	43.7	(1.6)	(3.7)%
Total	$119.8	$4.6	3.8%

Net Sales (Aggregate) — Land and Development Segment

The Land and Development segment was formed as a result of the Combination; therefore, there are no prior year comparisons as we only reported results for the fourth quarter of 2015. Land and Development net sales in fiscal 2015 included the sale of a tract of land for a new automobile manufacturing facility. We are making great progress on accelerating the monetization of our land and development portfolio. We expect to realize one-half of the estimated $275 million to $300 million in net after-tax free cash flow during fiscal 2017, and expect to complete our monetization program by the end of calendar 2018.

Segment Income (Loss) — Land and Development Segment

Segment income attributable to the Land and Development segment was $4.6 million in fiscal 2016 compared to a loss of $3.4 million in fiscal 2015. The segment’s assets were stepped-up to fair value as a result of purchase accounting which resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-up of our land portfolio in this segment is expected to reduce future profitability on existing projects but should not impact future cash flows.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary credit facilities are summarized below. See “Note 10. Debt” of the Notes to Consolidated Financial Statements. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations.

Cash and cash equivalents were $340.9 million at September 30, 2016 and $207.8 million at September 30, 2015. Approximately 81% of the cash and cash equivalents at September 30, 2016 were outside of the U.S. At September 30, 2016, total debt was $5,789.2 million, $292.9 million of which was current. At September 30, 2015, total debt was $5,621.9 million. The increase in debt from September 30, 2015 was primarily related to the cash paid for the SP Fiber Acquisition, the Packaging Acquisition, the cash to fund the joint venture with Grupo Gondi, capital investments, dividends and stock repurchases net of cash receipts related to the Separation and cash generated from operations. Prior to the Separation, Ingevity (then a subsidiary of WestRock) borrowed $500.0 million in contemplation of the Separation. Ingevity used $68.9 million to fund a trust as security for a long term capital lease obligation and we used the balance to pay down other debt and for general corporate purposes. The $500.0 million of Ingevity debt and the $68.9 million funded to the trust were assumed by Ingevity and removed from our consolidated financial statements as part of our discontinued operations reporting.

Certain restrictive covenants govern our maximum borrowing availability under the credit facilities. We test and report our compliance with these covenants as required and we were in compliance with all of our covenants at September 30, 2016. At September 30, 2016, we had $107.0 million of outstanding letters of credit not drawn upon, approximately $2.6 billion of availability under our committed credit facilities and approximately $0.4 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. A portion of the debt classified as long-term may be paid down earlier than scheduled at our discretion without penalty.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, we entered into the Credit Facility which provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. We drew $1.2 billion of the $2.3 billion unsecured term loan and $1.1 billion was available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. The Credit Facility contains usual and customary representations, warranties and covenants.

On March 24, 2016, we drew $600 million of the then available $1.1 billion delayed draw term loan and used the proceeds for general corporate purposes. The balance of the 5-year senior unsecured term loan facility has been terminated. On June 22, 2016, we pre-paid $200.0 million of amortization payments through the second quarter of fiscal 2018, reducing our outstanding debt under the term loan facility from $1.8 billion to $1.6 billion. Our next amortization payment is due in June 2018.

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

On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matures on December 1, 2016. We are currently negotiating a renewal of this facility. On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with The Bank of Tokyo-Mitsubishi that matures on February 9, 2017. On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch that matures on March 2, 2017.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility and on July 22, 2016, we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to certain restrictions as outlined in the Receivables Facility. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.4% as of September 30, 2016. At September 30, 2016, we had borrowed $0.0 million of our $584.3 million maximum available borrowings outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2016 was approximately $873.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the securitization agreement.

Public Bonds and Other Indebtedness

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees. The IDBs associated with the capital lease obligations of WestRock

MWV, LLC are guaranteed by WestRock. We also have certain international and other debt. In connection with the Combination, we increased the value of debt assumed by $364.5 million to reflect the debt at fair value. At September 30, 2016, the face value of our public bonds and capital lease obligations outstanding were $3.1 billion with a weighted average interest rate of 6.1%. At September 30, 2016, the unamortized fair market value step-up was $316.3 million, which will be amortized over a weighted average remaining life 13.1 years.

Certain proceeds of the credit facilities were used to repay certain indebtedness of the Company’s subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination. See “Note 10. Debt” of the Notes to Consolidated Financial Statements for additional information on our outstanding debt, the fair value of our debt, and the classification within the fair value hierarchy.

Accounts Receivable Sales Agreement

We have an A/R Sales Agreement to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. On June 27, 2016, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables sold from $300.0 million to $400.0 million. Cash proceeds related to the sales are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is included in interest income and other income (expense), net. For additional information see “Note 11. Fair Value — Accounts Receivable Sales Agreement” of the Notes to Consolidated Financial Statements.

Cash Flow Activity

	Year Ended September 30,
	2016	2015	2014
		(In millions)
Net cash provided by operating activities	$1,688.4	$1,203.6	$1,151.8
Net cash used for investing activities	$(1,351.4)	$(282.7)	$(967.4)
Net cash used for financing activities	$(231.0)	$(718.0)	$(188.1)

Net cash provided by operating activities during fiscal 2016 increased from fiscal 2015 primarily due to the impact of the Combination and a smaller use for working capital in fiscal 2016 of $25.8 million as compared to $142.9 million in fiscal 2015. The change in working capital in the current and prior year included a source of cash resulting from the sale of $99.4 million and $96.2 million, respectively, of accounts receivables in connection with the A/R Sales Agreement. Net cash provided by operating activities during fiscal 2015 increased from fiscal 2014 primarily due to the impact of decreased pension funding, increased aggregate net income, depreciation, depletion and amortization, and deferred taxes, which were partially offset by increased investment in working capital in the current year. The use of working capital included cash proceeds of $96.2 million from a financial institution for the collection of accounts receivables sold in connection with the A/R Sales Agreement in fiscal 2015 compared to $136.6 million in fiscal 2014.

Net cash used for investing activities in fiscal 2016 consisted primarily of $796.7 million of capital expenditures, $376.4 million for the SP Fiber Acquisition and Packaging Acquisition, $175.0 million for the investment in Grupo Gondi and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition partially offset by $31.2 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2015 consisted primarily of $585.5 million of capital expenditures partially offset by $265.7 million for cash received in the Combination and $28.8 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2014 consisted primarily of $534.2 million of capital expenditures and $474.4 million for the Tacoma Mill, NPG and AGI In-Store acquisitions that were partially offset by proceeds from the sale of various assets, the return of capital from unconsolidated entities and insurance proceeds.

In fiscal 2016, net cash used for financing activities consisted primarily of cash dividends paid to stockholders of $380.7 million, purchases of Common Stock of $335.3 million and $105.0 million of cash and trust funding as a result of the Separation, which was partially offset by net additions to debt of $617.3 million. For more information on the Seperation, see “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements. In fiscal 2015, net cash used for financing activities consisted primarily of $336.7 million used for stock repurchases, excluding the $667.8 million repurchased in connection with the Combination, and $214.5 million of cash dividends paid to stockholders, partially offset by the net additions to debt aggregating

$540.1 million. In fiscal 2014, net cash used for financing activities consisted primarily of $236.3 million used for stock repurchases and $101.1 million of cash dividends paid to stockholders partially offset by net additions to debt aggregating $150.4 million.

Our capital expenditures aggregated $796.7 million in fiscal 2016. Our fiscal 2016 capital expenditures included approximately $29 million of payments related to a fiscal 2012 major capital investment project at one of our containerboard mills that was paid in fiscal 2016. We expect fiscal 2017 capital expenditures to be in the range of $750 million. We estimate that we will invest approximately $47 million for capital expenditures during fiscal 2017 in connection with matters relating to environmental compliance. In fiscal 2017, we expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018, and (iv) to generate attractive returns. We believe we have an opportunity to improve our performance through capital investment in our box plant system, the most prominent investments being our multi-year project of installing new “evolution” equipment capable of printing, folding and gluing corrugated sheets into corrugated containers. We expect to install a total of 30 units. We are in the process of installing the 24th unit and expect to install five more units in fiscal 2017.

We expect our annual capital investment to continue in a relatively similar range for the next three years. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulation changes. We were obligated to purchase approximately $174 million of fixed assets at September 30, 2016 for various capital projects. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcome or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2016, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $315 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. We expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction. Foreign and state net operating losses and credits will be used over a longer period of time. Including the estimated impact of book and tax differences, we expect our cash tax rate to be in the high twenties in fiscal 2017, and expect it to continue to move closer to our income tax expense in fiscal 2018 and 2019. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

During fiscal 2016 and 2015, we made contributions of $47.5 million and $142.7 million, respectively, to our U.S. and non-U.S. pension plans. The net under funded status of our U.S. and non-U.S. pension plans at September 30, 2016 was approximately $81.3 million. Based on current facts and assumptions, we expect to contribute approximately $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of $22 million to $36 million annually in fiscal 2018 through 2021. We do not expect the settlement of certain U.S. Qualified Plan defined benefits pension plan obligations through lump sum payments to require us to make additional pension plan contributions. See “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements. See Item 1A. “Risk Factors — We May Incur Increased Employee Benefit Costs and Certain of Our Pension Plans Will Likely Require Additional Cash Contributions”.

In November 2016, our board of directors declared a quarterly dividend of $0.40 per share which represented a 6.7% increase from the prior $0.375 per share dividend and an annual dividend of $1.60 per share. During fiscal 2016, we paid quarterly dividends of $0.375 per share for an annual dividend of $1.50 per share. In the first quarter of fiscal 2015, RockTenn increased its dividend from $0.175 to $0.1875 per share. Subsequently, as a result of the Business Combination Agreement, RockTenn increased the per share amount of the dividends it distributed in the second and third fiscal quarter of 2015 to $0.3205 per share to equalize RockTenn and MWV dividend payments. In July and October 2015, our board of directors approved our August and November 2015 quarterly dividends of $0.375 per share, indicating an annualized dividend of $1.50 per share. During fiscal 2015, we paid aggregate dividends (including those paid by RockTenn prior to the closing of the Combination) on our Common Stock of $1.20355 per share and during fiscal 2014 RockTenn paid aggregate dividends of $0.70 per share.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common

Stock, general economic and market conditions, and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. In the fourth quarter of fiscal 2015, subsequent to the authorization, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. As of September 30, 2016, we had remaining authorization under our July 2015 repurchase program to purchase approximately 26.5 million shares of our Common Stock.

Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million and in fiscal 2014, RockTenn repurchased approximately 4.7 million shares for an aggregate cost of $236.3 million.

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

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2016, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2017	Fiscal 2018 and 2019	Fiscal 2020 and 2021	Thereafter
	(In millions)
Long-Term Debt, including current portion, excluding capital lease obligations (a)	$5,325.8	$283.8	$851.0	$1,851.8	$2,339.2
Operating lease obligations (b)	489.2	104.8	161.3	102.9	120.2
Capital lease obligations (c)	161.8	6.6	9.1	5.3	140.8
Purchase obligations and other (d) (e) (f)	2,382.5	1,695.0	238.6	105.2	343.7
Total	$8,359.3	$2,090.2	$1,260.0	$2,065.2	$2,943.9

(a)
The long-term debt line item above includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $279.0 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. For information on the interest rates applicable to our various debt instruments, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

(b)	For more information, see “Note 12. Operating Leases” of the Notes to Consolidated Financial Statements.

(c)	The fair value step-up of $22.6 million is excluded. For more information, see “Note 10. Debt” of the Notes to Consolidated Financial Statements.

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

(f)	We have not included in the table the following items:

•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

•
We have excluded from the line item “Purchase obligations and other” $198.8 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Expenditures for Environmental Compliance

For a discussion of our expenditures for environmental compliance, see Item 1. “Business — Governmental Regulation — Environmental and Other Matters.”

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

Non-GAAP Measures

We report our financial results in accordance with GAAP. However, we have included in the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above financial measures that were not prepared in accordance with GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures of other companies.

We use the non-GAAP financial measures “Adjusted Income from Continuing Operations” and “Adjusted Earnings from Continuing Operations Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs, net, and other specific items that management believes are not indicative of ongoing operating results. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Income from Continuing Operations and Adjusted Earnings from Continuing Operations Per Diluted Share are Income from continuing operations and Earnings from continuing operations per diluted share, respectively. The reconciliation of “Adjusted Earnings from Continuing Operations Per Diluted Share” is presented under the caption “Management’s Discussion and Analysis of Financial Condition — Results of Operations (Consolidated)” above.

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions, net of tax):

	Years Ended September 30,
	2016	2015	2014
Income from continuing operations	$154.8	$501.2	$483.8
Non-cash pension risk transfer expense	229.8	—	—
Restructuring and other items	268.3	100.8	37.6
Inventory stepped-up in purchase accounting, net of LIFO	5.6	42.7	2.0
Gain on investment in Grupo Gondi	(1.5)	—	—
Pension lump sum settlement and retiree medical curtailment, net	—	7.6	29.9
(Gain) loss on extinguishment of debt	(1.9)	1.7	—
Noncontrolling interest from continuing operations	(2.1)	(3.4)	$(4.1)
Adjusted Income from Continuing Operations	$653.0	$650.6	$549.2

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters that are both important to the portrayal of our financial condition and results and that require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates. For additional information, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding our customers’ credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and adjust credit limits based upon payment history and the particular customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2016, our accounts receivable, net of allowances of $36.5 million, was $1,592.2 million; a 1% additional loss on accounts receivable would change our allowance by $15.9 million and a 5% change in our allowance assumptions would change our allowance by $1.8 million.

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for information on the first quarter of fiscal 2016 goodwill impairment test and resulting charge. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit.

We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. We also consider the market approach using implied public and private multiples. Our discounted cash flow analysis is based on the sum of two components, the present value of our projected cash flows and the present value of a terminal value. The cash flow estimates are derived from our current forecast and our long-term forecasts prepared for each reporting unit considering historical results and anticipated future performance and capital expenditures, and require considerable judgment. The discount rates used to determine the present value of future cash flows were derived from a weighted average cost of capital analysis utilizing a beta that is derived from peer companies. In addition, we gave consideration in the calculation of the weighted average cost of capital for equity risks including size risk, industry risk and country specific risk, as appropriate, for each of our reporting units. As a result of the weighted average cost of capital calculations, our discount rate used for each reporting unit ranged from 8% to 14%. We use perpetual growth rates in the reporting units ranging from 1% to 5%. Estimating the fair value of the reporting unit involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated changes in revenues and costs and synergies and productivity improvements resulting from the acquisitions, capital expenditures and continuous improvement projects. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. Any significant adverse changes in key assumptions about these businesses and their prospects, such as changes in our strategy or products, the loss of key customers, regulatory changes or adverse changes in economic and market conditions may cause a change in the estimated fair values of our reporting units and could result in an impairment charge that could be material to our financial statements.

As a result of the fiscal 2015 Combination and the corresponding fair value accounting, several of our reporting units’ fair value exceeds their carrying value by a limited margin. During the fourth quarter of fiscal 2016, of reporting units that have goodwill, our Consumer Packaging and Brazil Corrugated reporting units had a fair value which exceeded their carrying value by less than 10%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis point to estimate the fair value of each reporting units that has goodwill, the fair value for each of our reporting units would have continued to exceed its carrying value except for the Consumer Packaging and Brazil Corrugated reporting units. The Consumer Packaging and Brazil Corrugated reporting units had $2,657.2 million and $172.3 million of goodwill at September 30, 2016, respectively. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

Included in our long-lived assets are certain intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 17.9 years. We identify the weighted average lives of our intangible assets by category in “Note 9. Other Intangible Assets” of the Notes to Consolidated Financial Statements.

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

We have, or from time to time may have, financial instruments recognized at fair value including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities. Other than the fair value of our long-term debt and our pension and postretirement assets and liabilities disclosed in “Note 10. Debt” and “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, the fair value of these items is not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 11. Fair Value” of the Notes to Consolidated Financial Statements.

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

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. A 1% change in our effective tax rate would increase or decrease tax expense by approximately $2.4 million for fiscal 2016. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2016 consolidated balance sheet, would increase or decrease tax expense by approximately $89.1 million for fiscal 2016.

Pension and Other Postretirement Benefits

Certain of our employees in the United States, Canada and other countries are currently accruing pension benefits. In addition, under several labor contracts, we make payments based on hours worked into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the United States. We also have a supplemental executive retirement plan and other unfunded defined benefit plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The determination of our obligation and expense for these plans is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, mortality rates, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans decreased $287.3 million in fiscal 2016. Our U.S. qualified and non-qualified pension plans are overfunded $69.8 million and our non-U.S. pension plans are underfunded $151.1 million. The U.S. pension plans’ funded status was negatively impacted by a 66 basis point decrease in the discount rate compared to the prior measurement date, and our non-U.S. pension plan obligations were negatively impacted by an 81 basis point decrease in the discount rate compared to the prior measurement date.

A 25 basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2016 pension and other postretirement expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$0.9	$13.3	$(0.2)	$0.1
Compensation level	0.3	(0.3)	N/A	N/A
Expected long-term rate of return on plan assets	(17.3)	17.3	N/A	N/A
Medical cost trend	N/A	N/A	0.1	(0.1)

New Accounting Standards

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, including but not limited to, interest rates, foreign currencies and commodity prices. Our objective is to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we may enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. Our effort to manage or continue to manage any of these risks in the future may not be successful.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 9.2 million tons in our Corrugated Packaging segment and approximately 4.2 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. A hypothetical $10 per ton decrease in the price of paperboard throughout the year based on our capacity would decrease our sales by approximately $92 million and $42 million in our Corrugated Packaging and Consumer Packaging segments, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

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

We spent approximately $671 million on all energy sources in fiscal 2016 to operate our facilities. Natural gas accounted for approximately two-fifths (approximately 69 million MMBtu) of our total energy purchases in fiscal 2016. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $67 million based on fiscal 2016 pricing and consumption.

Recycled Fiber

The principal raw material we use in the production of recycled paperboard and a portion of our containerboard is recycled fiber. In fiscal 2016, our purchases of old corrugated containers and double-lined kraft clippings accounted for our largest recycled fiber costs and approximately 90% of our recycled fiber purchases. The remaining 10% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing.

A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $68 million.

Virgin Fiber

The principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp is virgin fiber. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $118 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $122 million, of which approximately one-fifth would be the portion related to higher diesel costs based on our estimated 87 million gallons consumed annually. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2016, if market interest rates increase an average of 100 basis points, our annual interest expense would increase by approximately $22 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — Our Net Income Could Be Negatively Affected If Interest Rates Increase”.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2016, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $13.3 million and a 0.25% increase in the discount rate would have reduced pre-tax income by $0.9 million. During fiscal 2015, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $12.8 million and a 0.25% increase in the discount rate would have reduced pre-tax income by $0.8 million. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. We discuss our MEPPs in “Note 14. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See Item 1A. “Risk Factors — We May Incur Increased Employee Benefit Costs and Certain of Our Pension Plans Will Likely Require Additional Cash Contributions”.

Foreign Currency

We have foreign-based operations, primarily in Canada, South America, Mexico, Europe and Asia, which accounted for approximately 17% of our net sales in fiscal 2016, some of which is transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. In conducting our foreign operations, we also make inter-company sales and receive royalties and dividends denominated in many different currencies. All of this exposes us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements. Our foreign currency management policy permits us to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations.

We issue inter-company loans to and receive foreign cash deposits from our foreign subsidiaries in their local currencies, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates for the inter-company loans and changes in spot exchange rates from deposit date for foreign cash deposits. From time to time, we may use foreign-exchange hedge contracts with terms of generally less than one year to hedge these exposures. Although our derivative and other foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

During fiscal 2016 and 2015, the effect of a hypothetical 10% change in foreign segment income driven by exchange rates would have impacted our segment results by approximately $23 million and $17 million, respectively. For more information about our foreign operations, see “Note 20. Segment Information” of the Notes to Consolidated Financial Statements.

During fiscal 2016 and 2015, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $28 million and $25 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and therefore also the demand for our products. See Item 1A. “Risk Factors — We May Be Adversely Affected by Economic and Financial Market Conditions, and Social and Political Change”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 21. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2016	2015	2014
	(In millions, except per share data)
		(recast)
Net sales	$14,171.8	$11,124.8	$9,895.1
Cost of goods sold	11,413.2	8,986.5	7,961.5
Gross profit	2,758.6	2,138.3	1,933.6
Selling, general and administrative, excluding intangible amortization	1,379.4	1,014.6	889.7
Selling, general and administrative intangible amortization	211.8	118.9	86.0
Pension risk transfer expense	370.7	—	—
Pension lump sum settlement and retiree medical curtailment, net	—	11.5	47.9
Restructuring and other costs, net	366.4	140.8	55.6
Operating profit	430.3	852.5	854.4
Interest expense	(256.7)	(132.5)	(95.3)
Gain (loss) on extinguishment of debt	2.7	(2.6)	—
Interest income and other income (expense), net	58.6	9.7	2.4
Equity in income of unconsolidated entities	9.7	7.1	8.8
Income from continuing operations before income taxes	244.6	734.2	770.3
Income tax expense	(89.8)	(233.0)	(286.5)
Income from continuing operations	154.8	501.2	483.8
(Loss) income from discontinued operations (net of income tax benefit (expense) of $32.3, $(17.5) and $0)	(544.7)	10.6	—
Consolidated net (loss) income	(389.9)	511.8	483.8
Less: Net income attributable to noncontrolling interests	(6.4)	(4.7)	(4.1)
Net (loss) income attributable to common stockholders	$(396.3)	$507.1	$479.7

Basic earnings per share from continuing operations	$0.60	$2.92	$3.34
Basic (loss) earnings per share from discontinued operations	(2.16)	0.05	—
Basic (loss) earnings per share attributable to common stockholders	$(1.56)	$2.97	$3.34

Diluted earnings per share from continuing operations	$0.59	$2.87	$3.29
Diluted (loss) earnings per share from discontinued operations	(2.13)	$0.06	—
Diluted (loss) earnings per share attributable to common stockholders	$(1.54)	$2.93	$3.29

Cash dividends paid per share	$1.50	$1.20	$0.70

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Consolidated net (loss) income	$(389.9)	$511.8	$483.8
Other comprehensive (loss) income, net of tax:
Foreign currency:
Foreign currency translation gain (loss)	109.8	(242.0)	(29.9)
Reclassification adjustment of net loss on foreign currency translation included in earnings	20.2	—	—
Derivatives:
Deferred loss on cash flow hedges	(0.4)	(1.6)	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.2	0.4	—
Defined benefit pension and other postretirement benefit plans:
Net actuarial loss arising during period	(224.6)	(52.6)	(212.8)
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost(1)	236.5	30.3	39.4
Prior service credit (cost) arising during period	1.4	(15.4)	7.6
Amortization and curtailment recognition of prior service cost (credit), included in pension and postretirement cost	1.1	(4.6)	(0.1)
Other comprehensive income (loss)	145.2	(285.5)	(195.8)
Comprehensive (loss) income	(244.7)	226.3	288.0
Less: Comprehensive income attributable to noncontrolling interests	(5.7)	(3.9)	(3.1)
Comprehensive (loss) income attributable to common stockholders	$(250.4)	$222.4	$284.9

(1)    Fiscal 2016 includes pension risk transfer expense, net of tax.

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
	(In millions, except per share data)
		(recast)
ASSETS
Current Assets:
Cash and cash equivalents	$340.9	$207.8
Restricted cash	25.5	7.3
Accounts receivable (net of allowances of $36.5 and $29.5)	1,592.2	1,575.4
Inventories	1,638.2	1,761.0
Other current assets	315.8	261.7
Current assets of discontinued operations	—	362.8
Total current assets	3,912.6	4,176.0
Net property, plant and equipment, net	9,294.3	9,159.8
Goodwill	4,778.1	4,647.1
Intangibles, net	2,599.3	2,794.9
Restricted assets held by special purpose entities	1,293.8	1,302.1
Prepaid pension asset	257.8	532.9
Other assets	902.3	503.9
Long-term assets of discontinued operations	—	2,255.7
	$23,038.2	$25,372.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$292.9	$63.7
Accounts payable	1,054.4	1,231.4
Accrued compensation and benefits	405.9	354.9
Other current liabilities	429.8	410.2
Current liabilities of discontinued operations	—	118.6
Total current liabilities	2,183.0	2,178.8
Long-term debt due after one year	5,496.3	5,558.2
Pension liabilities, net of current portion	328.1	316.0
Postretirement benefit liabilities, net of current portion	140.0	143.0
Non-recourse liabilities held by special purpose entities	1,170.2	1,179.6
Deferred income taxes	3,130.7	3,189.7
Other long-term liabilities	746.2	647.2
Long-term liabilities of discontinued operations	—	361.8
Commitments and contingencies (Notes 12 and 18)
Redeemable noncontrolling interests	13.7	14.2
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 251.0 million and 257.0 million shares outstanding at September 30, 2016 and September 30, 2015, respectively	2.5	2.6
Capital in excess of par value	10,458.6	10,767.8
Retained earnings (deficit)	(105.9)	1,661.6
Accumulated other comprehensive loss	(626.4)	(780.2)
Total stockholders’ equity	9,728.8	11,651.8
Noncontrolling interests	101.2	132.1
Total equity	9,830.0	11,783.9
	$23,038.2	$25,372.4
See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2016	2015	2014
	(In millions, except per share data)
Number of Shares of Common Stock Outstanding(1):
Balance at beginning of fiscal year	257.0	140.0	144.0
Shares issued under restricted stock plan	1.6	1.7	0.5
Issuance of common stock, net of stock received for minimum tax withholdings(2) (3)	0.5	131.4	0.2
Purchases of common stock (4)	(8.1)	(16.1)	(4.7)
Balance at end of fiscal year	251.0	257.0	140.0
Common Stock:
Balance at beginning of fiscal year	$2.6	$1.4	$0.7
Issuance of common stock, net of stock received for minimum tax withholdings(2)	—	1.3	—
Purchases of common stock (4)	(0.1)	(0.1)	—
Two-for-one stock split (1)	—	—	0.7
Balance at end of fiscal year	2.5	2.6	1.4
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,767.8	2,839.8	2,871.4
Income tax (expense) benefit from share-based plans	(15.5)	22.5	15.0
Compensation expense under share-based plans	76.0	50.2	42.6
Issuance of common stock, net of stock received for minimum tax withholdings (2)	13.9	8,084.1	4.7
Fair value of share-based awards issued in the Combination	—	210.9	—
Purchases of common stock (4)	(319.2)	(439.7)	(93.2)
Two-for-one stock split (1)	—	—	(0.7)
Separation of Specialty Chemicals business	(64.4)	—	—
Balance at end of fiscal year	10,458.6	10,767.8	2,839.8
Retained Earnings (Deficit):
Balance at beginning of fiscal year	1,661.6	1,960.9	1,740.8
Net (loss) income attributable to common stockholders	(396.3)	507.1	479.7
Dividends declared (per share - $1.50, $1.20 and $0.70) (5)	(384.2)	(215.3)	(100.8)
Issuance of common stock, net of stock received for minimum tax withholdings	(0.8)	(26.4)	(15.7)
Purchases of common stock (4)	(16.0)	(564.7)	(143.1)
Separation of Specialty Chemicals business	(970.2)	—	—
Balance at end of fiscal year	(105.9)	1,661.6	1,960.9
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(780.2)	(495.3)	(300.6)
Other comprehensive income (loss), net of tax	145.9	(284.9)	(194.7)
Separation of Specialty Chemicals business	7.9	—	—
Balance at end of fiscal year	(626.4)	(780.2)	(495.3)
Total Stockholders’ equity	9,728.8	11,651.8	4,306.8
Noncontrolling Interests:(6)
Balance at beginning of fiscal year	132.1	0.6	0.5
Noncontrolling interests assumed in merger	10.9	159.3	—
Net income	3.2	0.7	0.5
Contributions	—	3.5	—
Distributions	(18.7)	(31.9)	(0.4)
Sale of subsidiary shares from noncontrolling interest	(0.2)	—	—
Other comprehensive income attributable to noncontrolling interest	—	(0.1)	—
Separation of Specialty Chemicals business	(26.1)	—	—
Balance at end of fiscal year	101.2	132.1	0.6
Total equity	$9,830.0	$11,783.9	$4,307.4

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

(3)
In connection with the Smurfit-Stone acquisition, there were approximately 1.4 million shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. At September 30, 2016, 0.3 million shares remain reserved and unissued.

(4)
In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. Pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, we repurchased 0.2 million shares for an aggregate cost of $8.7 million. Subsequent to the Combination, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares for an aggregate cost of $328.0 million under the new authorization. Separately as part of the Combination we repurchased 10.5 million shares for an aggregate cost of $667.8 million.

(5)
Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(6)	Excludes amounts related to contingently redeemable noncontrolling interests which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Operating activities:
Consolidated net (loss) income	$(389.9)	$511.8	$483.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,146.5	740.8	584.5
Cost of real estate sold	87.7	32.1	—
Deferred income tax (benefit) expense	(160.9)	161.4	252.1
Share-based compensation expense	75.7	49.2	42.6
(Gain) loss on extinguishment of debt	(2.7)	2.6	—
(Gain) loss on disposal of plant, equipment and other, net	(6.5)	1.0	0.3
Equity in income of unconsolidated entities	(9.7)	(7.1)	(8.8)
Pension and other postretirement funding (more) than expense (income)	275.6	(137.7)	(175.0)
Gain on Grupo Gondi investment	(12.1)	—	—
Cash surrender value increase in excess of premiums paid	(27.6)	—	—
Impairment adjustments	200.8	6.9	9.6
Other non-cash items	(42.1)	(14.5)	(4.1)
Impairment of Specialty Chemicals goodwill and intangibles	579.4	—	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	36.6	106.1	67.3
Inventories	50.6	(27.2)	(80.5)
Other assets	(83.7)	(10.0)	(1.9)
Accounts payable	(197.1)	(38.4)	(11.6)
Income taxes	73.2	(23.6)	1.9
Accrued liabilities and other	94.6	(149.8)	(8.4)
Net cash provided by operating activities	1,688.4	1,203.6	1,151.8
Investing activities:
Capital expenditures	(796.7)	(585.5)	(534.2)
Cash (paid) received for purchase of businesses, net of cash acquired	(376.4)	3.7	(474.4)
Debt purchased in connection with an acquisition	(36.5)	—	—
Cash received in merger	—	265.7	—
Corporate-owned life insurance premium paid	(9.0)	—	—
Investment in unconsolidated entities	(179.9)	—	—
Return of capital from unconsolidated entities	5.7	1.1	7.0
Cash received from affiliated entities	—	3.5	—
Proceeds from sale of subsidiary and affiliates	10.2	—	6.8
Proceeds from sale of property, plant and equipment	31.2	28.8	22.4
Proceeds from property, plant and equipment insurance settlement	—	—	5.0
Net cash used for investing activities	(1,351.4)	(282.7)	(967.4)
Financing activities:
Additions (repayments) to revolving credit facilities	125.5	(48.1)	(52.1)
Additions to debt	1,511.8	2,176.3	663.8
Repayments of debt	(1,073.3)	(1,587.5)	(465.1)
Other financing additions (repayments)	53.3	(0.6)	3.8
Debt issuance costs	(3.6)	(7.8)	(0.7)
Specialty Chemicals spin-off of net cash and trust funding	(105.0)	—	—
Issuances of common stock, net of related minimum tax withholdings	11.8	(19.3)	(11.0)
Purchases of common stock	(335.3)	(336.7)	(236.3)
Purchases of common stock - merger related	—	(667.8)	—
Excess tax benefits from share-based compensation	0.3	23.0	15.1
Repayments to unconsolidated entity	(2.3)	(0.3)	(2.0)
Cash dividends paid to stockholders	(380.7)	(214.5)	(101.1)
Cash distributions paid to noncontrolling interests	(33.5)	(34.7)	(2.5)
Net cash used for financing activities	(231.0)	(718.0)	(188.1)
Effect of exchange rate changes on cash and cash equivalents	6.6	(7.2)	(0.1)
Increase (decrease) in cash and cash equivalents	112.6	195.7	(3.8)

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Cash and cash equivalents from continuing operations, at beginning of period	207.8	32.6	36.4
Cash and cash equivalents from discontinued operations, at beginning of period	20.5	—	—
Balance of cash and cash equivalents at beginning of period	228.3	32.6	36.4
Cash and cash equivalents from continuing operations, at end of period	340.9	207.8	32.6
Cash and cash equivalents from discontinued operations, at end of period	—	20.5	—
Balance of cash and cash equivalents at end of period	$340.9	$228.3	$32.6

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Cash paid (received) during the period for:
Income taxes, net of refunds	$157.4	$89.3	$18.8
Interest, net of amounts capitalized	229.9	140.1	86.9

Supplemental schedule of non-cash operating and investing activities:

The formation of the Grupo Gondi joint venture consisted of a contribution of $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture and options valued at approximately $0.3 billion. The entity was deconsolidated as of April 1, 2016, which resulted in the derecognition and recognition of the following non-cash items for the year ended September 30:

2016
(In millions)
Derecognized:
Accounts receivable	$34.7
Inventories	25.8
Other assets	86.3
Accounts payable	(15.4)
Income taxes	(1.0)
Accrued liabilities and other	(18.8)

Recognized:
Investment in unconsolidated entities	$(123.7)

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in fiscal 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. Liabilities assumed in fiscal 2015 relate to the Combination. Liabilities assumed in fiscal 2014 relate to the Tacoma Mill, NPG and AGI In-Store acquisitions. For additional information regarding these transactions see “Note 6. Merger, Acquisitions and Investment.”

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Fair value of assets acquired, including goodwill	$580.7	$16,001.1	$525.3
Cash consideration for the purchase of businesses, net of cash acquired	376.4	—	472.2
Unreceived working capital or escrow	(3.5)	—	—
Debt purchased in connection with an acquisition	36.5	—	—
Stock issued in the merger	—	8,075.8	—
Fair value of share-based awards issued in the merger	—	210.9	—
Liabilities and noncontrolling interest assumed	$171.3	$7,714.4	$53.1

Included in liabilities assumed is the following item:
Debt assumed in acquisition	$15.0	$2,152.9	$0.6

See Accompanying Notes

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from operating and business locations spanning North America, South America, Europe and Asia. We also develop real estate in the Charleston, SC region.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. We believe the Combination has combined two industry leaders to create a premier global provider of consumer and corrugated packaging solutions. The Combination is described in “Note 6. Merger, Acquisitions and Investment”.

On May 15, 2016, WestRock completed the Separation. Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. With the completion of the Separation, we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” for more information.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Our equity and cost method investments are not significant either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 20. Segment Information” for our equity method investments.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. The weighted average of our receivables collection is within 30 to 60 days. We sell certain receivables under our A/R Sales Agreement. We serve a diverse customer base primarily in North America, South America, Europe and Asia, and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2016, we recorded bad debt expense of $3.5 million. In fiscal 2015 we recorded a credit to bad debt expense of $2.4 million and in fiscal 2014 we recorded bad debt expense of $2.0 million.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Balance at beginning of fiscal year	$29.5	$25.1	$26.8
Reduction in sales and charges to costs and expenses	200.8	166.6	135.0
Deductions	(193.8)	(162.2)	(136.7)
Balance at end of fiscal year	$36.5	$29.5	$25.1

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the LIFO basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories, spare parts inventories, dispensing inventories and certain inventoried supplies and aggregate to approximately 35% and 31% of FIFO cost of all inventory at September 30, 2016 and 2015, respectively.

Prior to the application of the LIFO method, our U.S. operating divisions use a variety of methods to estimate the FIFO cost of their finished goods inventories. Such methods include standard costs, or average costs computed by dividing the actual cost of goods manufactured by the tons produced and multiplying this amount by the tons of inventory on hand. Lastly, certain operations calculate a ratio, on a plant by plant basis, the numerator of which is the cost of goods sold and the denominator is net sales. This ratio is applied to the estimated sales value of the finished goods inventory. Variances and other unusual items are analyzed to determine whether it is appropriate to include those items in the value of inventory. Examples of variances and unusual items that are considered to be current period charges include, but are not limited to, abnormal production levels, freight, handling costs, and wasted materials (spoilage). Cost includes raw materials and supplies, direct labor, indirect labor related to the manufacturing process and depreciation and other factory overheads. Our inventoried spare parts are measured at average cost.

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2016, 2015 and 2014, we capitalized interest of approximately $7.6 million, $4.0 million and $2.6 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

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

Goodwill and Long-Lived Assets

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value as set forth in ASC 350, “Intangibles — Goodwill and Other.” See “Note 7. Discontinued Operations” for information on the first quarter of fiscal 2016 goodwill impairment test and resulting charge. We test goodwill for impairment at the reporting unit level, which is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. However, two or more components of an operating segment are aggregated and deemed a single reporting unit if the components have similar economic characteristics. The amount of goodwill acquired in a business combination that is assigned to one or more reporting units as of the acquisition date is the excess of the purchase price of the acquired businesses (or portion thereof) included in the reporting unit, over the fair value assigned to the individual assets acquired or liabilities assumed. Goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the combination even though other assets or liabilities of the acquired entity may not be assigned to that reporting unit. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model.

The goodwill impairment model is a two-step process. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we would complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess.

As a result of the fiscal 2015 Combination and the corresponding fair value accounting, several of our reporting units’ fair value exceeds their carrying value by a limited margin. During the fourth quarter of fiscal 2016, of reporting units that have goodwill, our Consumer Packaging and Brazil Corrugated reporting units had a fair value which exceeded their carrying value by less than 10%. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis point to estimate the fair value of each reporting unit that has goodwill, the fair value for each of our reporting units would have continued to exceed its carrying value except for the Consumer Packaging and Brazil Corrugated reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

We follow the provisions included in ASC 360, “Property, Plant and Equipment” in determining whether the carrying value of any of our long-lived assets, including amortizing intangibles other than goodwill, is impaired. The ASC 360 test is a three-step test for assets that are “held and used” as that term is defined by ASC 360. We determine whether indicators of impairment are present. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired assets are less than the carrying value. This requires management to estimate future net cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the asset and record an impairment charge if the carrying value is greater than the fair value of the asset. We estimate fair value using discounted cash flows, observable prices for similar assets, or other valuation techniques. We record assets classified as “held for sale” at the lower of their carrying value or estimated fair value less anticipated costs to sell.

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 17.9 years.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt and our pension and postretirement assets and liabilities in “Note 10. Debt” and “Note 14. Retirement Plans”. We have, or from time to time may have, financial instruments recognized at fair value including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 11. Fair Value”.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2016, there were no foreign currency, interest rate or commodity derivatives outstanding. At September 30, 2015, the notional amount of foreign currency derivative instruments outstanding used to hedge inter-company loans was $90.2 million. These instruments were not designated as hedges.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet in accordance with ASU 2015-17. We adopted these provisions prospectively on December 31, 2015, and prior periods were not retrospectively adjusted.

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

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of these provisions and in subsequent periods. See “Note 13. Income Taxes.”

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 14. Retirement Plans,” which include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions, i.e. actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as “the corridor”. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life expectancy of inactive plan participants for plans where all or almost all of the plan participants are inactive. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.
Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our incentive stock plans, we can grant options and restricted stock, stock appreciation rights and restricted stock units to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. Our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 16. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2016 and September 30, 2015, we had recorded liabilities of $78.9 million and $58.4 million, respectively. The increase in fiscal 2016 was primarily attributable to the refinement of asset retirement obligations during the measurement period associated with the Combination and liabilities associated with the SP Fiber Acquisition.

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

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. We recorded a loss on foreign currency transactions of $6.5 million in fiscal 2016, and we recorded a gain on foreign currency transactions of $2.9 million and $4.2 million in fiscal 2015 and 2014, respectively.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 18. Commitments and Contingencies.”

New Accounting Standards - Recently Adopted

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”, which amends certain provisions of ASC 805 “Business Combinations”. The ASU mandates that measurement-period adjustments be recorded by the acquirer in the period these amounts are determined, and eliminates the requirement to record them retrospectively. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, applied prospectively to open measurement periods. We adopted these provisions on October 1, 2016, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share”. The ASU amends ASC 820 “Fair Value Measurement” and eliminates the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (or its equivalent) practical expedient. Investments for which fair value is measured at net asset value per share using the practical expedient should not be categorized in the fair value hierarchy. However, disclosures on investments for which fair value is measured at net asset value as a practical expedient should continue to be disclosed to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We adopted these provisions retrospectively as required to all prior periods presented on October 1, 2016, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 “Customers Accounting for Fees Paid in a Cloud Computing Arrangement”, which amends ASC 350 “Intangibles-Goodwill and Other Internal-Use Software”. The ASU requires entities to record a software license intangible asset if a hosting arrangement for internal-use software allows the entity to take possession of the software, and it is feasible that the entity can run the software on its own hardware, or contract a vendor to host the software. These provisions

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We adopted these provisions on October 1, 2016, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”. The ASU amends ASC 715 “Retirement Plans” and allows entities to use a practical expedient to measure defined benefit plan assets and obligations using a month-end that is closest to the entity’s fiscal year end, as well as the option to use the closest date to a significant event when plan assets and obligations are remeasured. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We adopted these provisions on October 1, 2016, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation-Amendments to the Consolidation Analysis”, which amends certain provisions of ASC 810 “Consolidation”. The amendment requires the consideration of additional criteria in (i) the analysis and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We adopted these provisions on October 1, 2016, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

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

New Accounting Standards - Recently Issued

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which amends the guidance in ASC 230, “Statement of Cash Flows”. The ASU clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows for following transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. The ASU also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance requires retrospective adoption and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the period. We expect to adopt these provisions on October 1, 2018, including interim periods subsequent to the date of adoption. We are evaluating the impact of these provisions.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASU 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available for sale debt securities with unrealized losses, entities will be required to measure credit losses in a manner similar to what they do today, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year or origination for most financing receivables. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We expect to adopt these provisions on October 1, 2020, including interim periods subsequent

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Improvements To Employee Share- Based Payment Accounting”, which amends certain provisions of ASU 718, “Compensation - Stock Compensation”. The ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, and based on our current stock compensation awards, the adoption is not expected to have a material effect on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07 “Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASU 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption. We do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASU 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require de-designation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We expect to adopt these provisions on October 1, 2017, including interim periods subsequent to the date of adoption, and do not expect that these provisions will have a material effect on our consolidated financial statements.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,
	2016	2015	2014
Basic earnings per share:
Numerator:
Income from continuing operations	$154.8	$501.2	$483.8
Less: Net income from continuing operations attributable to noncontrolling interest	(2.1)	(3.3)	(4.1)
Income available to common stockholders, before discontinued operations	152.7	497.9	479.7
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)
Distributed and undistributed income attributable to common stockholders, before discontinued operations	152.7	497.9	479.6
(Loss) income from discontinued operations(1)	(549.0)	9.2	—
Net (loss) income attributable to common stockholders	$(396.3)	$507.1	$479.6
Denominator:
Basic weighted average shares outstanding	254.0	170.6	143.6

Basic earnings per share from continuing operations	$0.60	$2.92	$3.34
Basic (loss) earnings per share from discontinued operations	(2.16)	0.05	—
Basic (loss) earnings per share attributable to common stockholders	$(1.56)	$2.97	$3.34

Diluted earnings per share:
Numerator:
Income from continuing operations	$154.8	$501.2	$483.8
Less: Net income from continuing operations attributable to noncontrolling interest	(2.1)	(3.3)	(4.1)
Income available to common stockholders, before discontinued operations	152.7	497.9	479.7
Less: Distributed and undistributed income available to participating securities	—	—	(0.1)
Distributed and undistributed income (loss) attributable to common stockholders, before discontinued operations	152.7	497.9	479.6
(Loss) Income from discontinued operations(1)	(549.0)	9.2	—
Net (loss) income attributable to common stockholders	$(396.3)	$507.1	$479.6
Denominator:
Basic weighted average shares outstanding	254.0	170.6	143.6
Effect of dilutive stock options and non-participating securities	3.9	2.7	2.4
Diluted weighted average shares outstanding	257.9	173.3	146.0

Diluted earnings per share from continuing operations	$0.59	$2.87	$3.29
Diluted (loss) earnings per share from discontinued operations	(2.13)	0.06	—
Diluted (loss) earnings per share attributable to common stockholders	$(1.54)	$2.93	$3.29

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $4.3 million and $1.4 million for the fiscal years ended September 30, 2016 and 2015.

Weighted average shares includes 0.3 million of reserved, but unissued shares at September 30, 2016 and 2015. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims.

Options and restricted stock in the amount of 1.6 million, 0.4 million and 0.5 million common shares in fiscal 2016, 2015 and 2014, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.

Note 3.	Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2016 and 2015 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2014	$(0.2)	$(498.2)	$3.1	$(495.3)
Other comprehensive loss before reclassifications	(1.6)	(67.6)	(241.2)	(310.4)
Amounts reclassified from accumulated other comprehensive loss	0.4	25.1	—	25.5
Net current period other comprehensive loss	(1.2)	(42.5)	(241.2)	(284.9)
Balance at September 30, 2015	(1.4)	(540.7)	(238.1)	(780.2)
Other comprehensive (loss) income before reclassifications	(0.4)	(222.2)	109.9	(112.7)
Amounts reclassified from accumulated other comprehensive loss(2)	1.2	237.2	20.2	258.6
Net current period other comprehensive income	0.8	15.0	130.1	145.9

Separation of Specialty Chemicals business	0.4	1.9	5.6	7.9

Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$(626.4)

(1)     All amounts are net of tax and noncontrolling interest.

(2)	Amounts reclasssified from accumulated other comprehensive loss for defined benefit pension and postretirement plans in fiscal 2016 includes the pension risk transfer expense, net of tax.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2016 and 2015 (in millions):

	Years Ended September 30,
	2016			2015
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses(2)(6)	$(379.4)	$143.2	$(236.2)	$(47.7)	$17.9	$(29.8)
Prior service (costs) credits (2)	(1.7)	0.7	(1.0)	7.6	(2.9)	4.7
Subtotal defined benefit plans	(381.1)	143.9	(237.2)	(40.1)	15.0	(25.1)

Foreign currency translation adjustments: (1)
Sale of foreign subsidiary (3)	(20.2)	—	(20.2)	—	—	—

Derivative Instruments: (1)
Commodity currency cash flow hedges(4)	(1.5)	0.5	(1.0)	—	—	—
Foreign currency cash flow hedges(5)	(0.4)	0.2	(0.2)	(0.7)	0.3	(0.4)
Subtotal derivative instruments	(1.9)	0.7	(1.2)	(0.7)	0.3	(0.4)

Total reclassifications for the period	$(403.2)	$144.6	$(258.6)	$(40.8)	$15.3	$(25.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 14. Retirement Plans” for additional details.

(3)	These accumulated other comprehensive income components are included interest income and other income (expense), net.

(4)	These accumulated other comprehensive income components are included in cost of goods sold.

(5)	These accumulated other comprehensive income components are included in net sales.

(6)	Fiscal 2016 includes pension risk transfer expense.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive (loss) income, including the noncontrolling interest, for the years ended September 30, 2016, 2015 and 2014, is as follows (in millions):

Fiscal 2016	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$109.8	$—	$109.8
Deferred loss on cash flow hedges	(0.7)	0.3	(0.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.9	(0.7)	1.2
Net actuarial loss arising during period	(354.0)	129.4	(224.6)
Amortization and settlement recognition of net actuarial loss(1)	379.7	(143.2)	236.5
Prior service credit arising during the period	2.3	(0.9)	1.4
Amortization of prior service cost	1.8	(0.7)	1.1
Sale of foreign subsidiary	20.2	—	20.2
Consolidated other comprehensive income	161.0	(15.8)	145.2
Less: Other comprehensive loss attributable to noncontrolling interests	0.7	—	0.7
Other comprehensive income attributable to common stockholders	$161.7	$(15.8)	$145.9

Fiscal 2015	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(242.0)	$—	$(242.0)
Deferred loss on cash flow hedges	(2.6)	1.0	(1.6)
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.7	(0.3)	0.4
Net actuarial loss arising during period	(81.5)	28.9	(52.6)
Amortization and settlement recognition of net actuarial loss	48.1	(17.8)	30.3
Prior service cost arising during period	(25.0)	9.6	(15.4)
Amortization of prior service credit	(7.5)	2.9	(4.6)
Consolidated other comprehensive loss	(309.8)	24.3	(285.5)
Less: Other comprehensive loss attributable to noncontrolling interests	0.6	—	0.6
Other comprehensive loss attributable to common stockholders	$(309.2)	$24.3	$(284.9)

Fiscal 2014	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(29.9)	$—	$(29.9)
Net actuarial loss arising during period	(333.3)	120.5	(212.8)
Amortization and settlement recognition of net actuarial loss	63.9	(24.5)	39.4
Prior service credit arising during period	12.4	(4.8)	7.6
Amortization of prior service credit	(0.2)	0.1	(0.1)
Consolidated other comprehensive loss	(287.1)	91.3	(195.8)
Less: Other comprehensive loss attributable to noncontrolling interests	1.1	—	1.1
Other comprehensive loss attributable to common stockholders	$(286.0)	$91.3	$(194.7)

(1)	Includes pension risk transfer expense.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2016	2015
Finished goods and work in process	$800.6	$859.7
Raw materials	535.7	652.3
Supplies and spare parts	335.7	322.4
Inventories at FIFO cost	1,672.0	1,834.4
LIFO reserve	(33.8)	(73.4)
Net inventories	$1,638.2	$1,761.0

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2016 and 2015, we reduced inventory quantities in some of our LIFO pools. This reduction results in a liquidation of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2016 and 2015 was not significant. In fiscal 2014 we had no LIFO layer liquidations.

In fiscal 2013, we identified spare parts that were not recorded in inventory in the mills that were acquired in the Smurfit-Stone Acquisition. We initiated a project to systematically identify, count and value the spare parts from the containerboard mills. As a result, we recorded reductions of cost of goods sold of $6.7 million and $32.3 million in fiscal 2015 and fiscal 2014, respectively, for the incremental parts which we believe predominantly existed at the mills at the time of the acquisition since we were beyond the measurement period. We completed the project in fiscal 2015.

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2016	2015
Property, plant and equipment at cost:
Land and buildings	$2,307.9	$2,245.2
Machinery and equipment	10,672.9	9,712.4
Forestlands and mineral rights	201.1	161.3
Transportation equipment	27.6	20.2
Leasehold improvements	62.4	59.1
	13,271.9	12,198.2
Less accumulated depreciation and amortization	(3,977.6)	(3,038.4)
Net property, plant and equipment, net	$9,294.3	$9,159.8

Depreciation expense, excluding discontinued operations, for fiscal 2016, 2015 and 2014 was $848.9 million, $578.4 million and $481.7 million, respectively. See “Note 7. Discontinued Operations” for more information.

Note 6.	Merger, Acquisitions and Investment

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture and options valued at approximately $0.3 billion. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across 13 production sites. The cash contribution will remain in the joint

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture and will be available to support its growth. As the majority equity holder, Grupo Gondi will manage the joint venture and we will provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Interest income and other income (expense), net” on our Consolidated Statements of Operations. The transaction includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture. We have included the financial results of the Grupo Gondi investment since the formation of the joint venture in our Corrugated Packaging segment, and are accounting for the investment on the equity method. We are in the process of analyzing third-party valuation of certain tangible and intangible assets; thus, the allocation of the purchase price used for equity accounting is preliminary and subject to revision.

Packaging Acquisition

On January 19, 2016, we completed the purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $94.1 million, net of cash received of $1.7 million, a working capital settlement and an unreceived escrow receivable of $3.5 million expected to be received in fiscal 2017. The transaction is subject to an election under Section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The purchase price allocation for the acquisition included $10.5 million of customer relationship intangible assets, $8.0 million of goodwill and $25.9 million of liabilities, including $1.3 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes. We are in the process of finalizing the estimated fair values of all assets acquired and liabilities assumed including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

SP Fiber

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in GPS. GPS is a joint venture providing steam to the Dublin mill and electricity to Georgia Power. The purchase price was $278.8 million, net of cash received of $9.2 million. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

The Dublin mill has helped balance the fiber mix of our mill system, including our ability to serve the increasing demand for lighter weight containerboard, and that the addition of kraft and bag paper has diversified our product offering. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We determined GPS should be consolidated as a variable interest entity under ASC 810 “Consolidation”. Our evaluation concluded that WestRock is the primary beneficiary of GPS as WestRock has both the power and benefits as defined by ASC 810. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

The purchase price allocation for the acquisition included $13.5 million of customer relationship intangible assets, $52.4 million of goodwill, and $145.4 million of liabilities, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the assets and liabilities acquired. The goodwill and intangibles will not be amortizable for income tax purposes.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Combination

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer. We believe the Combination combined two industry leaders to create a premier global provider of consumer and corrugated packaging solutions.

The consideration for the Combination was $8,286.7 million. In connection with the Combination, RockTenn shareholders received in the aggregate approximately 130.4 million shares of Common Stock and approximately $667.8 million in cash. At the effective time of the Combination, each share of common stock, par value $0.01 per share, of MWV issued and outstanding immediately prior to the effective time of the Combination was converted into the right to receive 0.78 shares of Common Stock. In the aggregate, MWV stockholders received approximately 131.2 million shares of our Common Stock (which includes shares issued under certain MWV equity awards that vested as a result of the Combination). Included in the consideration was approximately $210.9 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-Combination service. The amount related to post-Combination service is being expensed over the remaining service period of the awards.

The following table summarizes the fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during fiscal 2016 (referred to as “measurement period adjustments”) (in millions):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of Acquisition Date (as Adjusted) (2)
Cash and cash equivalents	$265.7	$—	$265.7
Current assets, excluding cash and cash equivalents	1,858.8	(0.5)	1,858.3
Property, plant and equipment	3,991.5	19.3	4,010.8
Prepaid pension asset	1,407.8	(9.9)	1,397.9
Goodwill	3,817.3	44.7	3,862.0
Intangible assets	2,994.2	—	2,994.2
Restricted assets held by special purpose entities	1,302.0	—	1,302.0
Other long-term assets	363.8	18.0	381.8
Total assets acquired	16,001.1	71.6	16,072.7

Current portion of debt	62.3	74.8	137.1
Current liabilities	1,099.4	(45.6)	1,053.8
Long-term debt due after one year	2,090.6	18.3	2,108.9
Non-recourse liabilities held by special purpose entities	1,181.0	—	1,181.0
Accrued pension and other long-term benefits	235.1	—	235.1
Deferred income tax liabilities	2,366.7	(11.0)	2,355.7
Other long-term liabilities	520.0	35.1	555.1
Noncontrolling interest	159.3	—	159.3
Total liabilities and noncontrolling interest assumed	7,714.4	71.6	7,786.0

Net assets acquired (3)	$8,286.7	$—	$8,286.7

(1)
The measurement period adjustments recorded in fiscal 2016 did not have a significant impact on our consolidated statements of operations for fiscal 2016 or 2015. In addition, these adjustments did not have a significant impact on

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our consolidated balance sheet as of September 30, 2015. Therefore, we have recorded the cumulative impact in fiscal 2016 and have not retrospectively adjusted the comparative 2015 financial information presented herein.

(2)
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

(3)	The net assets acquired include the Specialty Chemicals business which was separated from WestRock on May 15, 2016. See “Note 7. Discontinued Operations” for more information.

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities), the assembled work force of MWV as well as due to establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes. See “Note 20. Segment Information” for the allocation of goodwill.

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

The allocation of the consideration for the Combination also includes, among other things, $38.5 million of liabilities for unfavorable contracts which will be amortized over 1 to 9 years. In connection with purchase accounting, we increased the carrying value of the debt assumed by $364.5 million, including $18.3 million in the third quarter of fiscal 2016 to increase the carrying value of the debt assumed to fair value. The fair value adjustment will be amortized over the life of the instruments, ranging from 1 to 32 years.

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

	Year Ended September 30,
	2015	2014
	(Unaudited, in millions)
Net sales	$14,347.0	$14,342.7
Net income attributable to common stockholders	$666.3	$502.9

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2015 revenues associated with the MWV operations received in the Combination since the closing date were $1,067.1 million. Disclosure of earnings associated with these operations since the closing date for fiscal 2015 is not practicable as it is not being operated as a standalone business.

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

Unaudited pro forma earnings for fiscal 2015 were adjusted to exclude $126.7 million of acquisition related costs which primarily consist of advisory, legal, accounting, valuation, other professional or consulting fees and change in control related acceleration of share-based compensation, $71.6 million of inventory step-up expense, net of related LIFO impact and $2.6 million of loss on extinguishment of debt. The fiscal 2014 earnings have been adjusted to include the impact of the expenses noted above for fiscal 2015 in order to present the unaudited pro forma financial information as if the transaction had occurred on October 1, 2013, as well as $16.6 million of additional inventory step-up expense, net of expected related LIFO impact for items not sold at September 30, 2015. Included in earnings for fiscal 2015 are $75.5 million of integration related costs related to the Combination which primarily consist of severance and other employee costs and professional services.

AGI In-Store

On August 29, 2014, we acquired the stock of AGI In-Store, a manufacturer of permanent point-of-purchase displays and fixtures to the consumer products and retail industries. The purchase price was $69.9 million, net of cash acquired of $0.5 million and a working capital settlement. No debt was assumed. We acquired the AGI In-Store business to support our strategy to provide a more holistic portfolio of innovative in-store marketing solutions, including “store-within-a-store” displays, and we believe the acquisition has enhanced cross-selling opportunities and bolstered our growing retail presence. We have included the results of AGI In-Store’s operations since the date of the acquisition in our consolidated financial statements in our Consumer Packaging segment. The purchase price allocation for the acquisition included $26.0 million of customer relationship intangible assets, $13.2 million of goodwill and $5.9 million of liabilities. We are amortizing the customer relationship intangibles over 5 to 10.5 years on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and increased vertical integration) and the assembled work force of AGI In-Store. We made an election under section 338(h)(10) of the Code that increased the tax basis in the acquired assets. The goodwill and intangibles will be amortizable for income tax purposes.

Tacoma Mill

On May 16, 2014, we acquired certain assets and liabilities of the Tacoma Mill. The purchase price was $343.2 million including a working capital settlement. The purchase price was increased $2.6 million during the third quarter of fiscal 2015, which was primarily allocated to goodwill. We believe the Tacoma Mill, located in Tacoma, WA, is a strategic fit and the mill has improved our ability to satisfy West Coast customers and generate operating efficiencies across our containerboard system. We have included the results of the Tacoma Mill since the date of the acquisition in our consolidated financial statements in our Corrugated Packaging segment. The purchase price allocation for the acquisition included $22.6 million for the fair value of an electrical cogeneration contract asset, $14.6 million of customer relationship intangible assets, $31.4 million of goodwill and $28.7 million of liabilities. We are amortizing the electrical cogeneration contract asset over the contract life of 7.2 years and the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and synergies) and the assembled work force of the Tacoma mill. The goodwill and intangibles will be amortizable for income tax purposes.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 7.	Discontinued Operations

On May 15, 2016, WestRock distributed 100% of the outstanding common stock, par value $0.01 per share, of Ingevity, then a wholly-owned subsidiary of WestRock, to WestRock’s shareholders of record as of the close of business on May 4, 2016 , with such shareholders receiving one share of Ingevity common stock for every six shares of Common Stock held as of such record date, and completed the Separation. Following the Separation, we do not beneficially own any shares of Ingevity common stock and Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. Upon the Separation, we disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.

In connection with the Separation, we and Ingevity entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, a lease and ground service agreement with respect to our Covington, Virginia facility, an intellectual property agreement, a crude tall oil and black liquor soap skimming supply agreement, a trust agreement, an employee matters agreement and a transition service agreement. These agreements provided for the allocation between us and Ingevity of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain relationships between us and Ingevity after the Separation.

Prior to the Separation, Ingevity, then a wholly-owned subsidiary of WestRock, borrowed $500.0 million in contemplation of the Separation. In addition, Ingevity assumed a $80.0 million, 7.67% capital lease obligation due January 15, 2027 owed to the city of Wickliffe, KY. In contemplation of the Separation, Ingevity funded a trust in the amount of $68.9 million to secure the balloon principal payment of the capital lease upon the lease’s maturity. We remain a co-obligor on the capital lease obligation, therefore, the capital lease assumed by Ingevity remains recorded in our consolidated financial statements in long-term debt. At the time of the Separation, we recorded a $108.2 million long-term asset for the estimated fair value of the future principal and interest payments on the capital lease obligation assumed by Ingevity. The long-term asset will reduce over the life of the lease with interest using the effective interest method. The $500.0 million of debt and the $68.9 million in the trust were assumed by Ingevity, and removed from our consolidated financial statements as part of our discontinued operations reporting.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial results of Specialty Chemicals’ discontinued operations (in millions):

	Fiscal Year Ended September 30,
	2016	2015
Net sales	$533.7	$256.5
Cost of goods sold	387.5	184.0
Gross profit	146.2	72.5
Selling, general and administrative, excluding intangible amortization	65.6	27.4
Selling, general and administrative intangible amortization	28.8	11.5
Restructuring and other costs, net	49.5	6.6
Impairment of Specialty Chemicals goodwill and intangibles	579.4	—
Operating (loss) profit	(577.1)	27.0
Interest income (expense) and other income (expense), net	0.1	1.1
(Loss) income from discontinued operations before income taxes	(577.0)	28.1
Income tax benefit (expense)	32.3	(17.5)
(Loss) income from discontinued operations	$(544.7)	$10.6

Fiscal 2016 restructuring and other costs, net are primarily associated with costs incurred to support the Separation and consist primarily of advisory, legal, accounting and other professional fees. Additionally, restructuring and other costs, net include $10.0 million of costs associated with the closure of Ingevity’s Duque de Caxias facility in Brazil and other severance and share-based compensation expenses. Fiscal 2015 restructuring and other costs, net are primarily associated with costs incurred to support the Separation and consist primarily of advisory, legal, accounting and other professional fees.

In the first quarter of fiscal 2016, as part of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it was more likely than not that the goodwill of our then-owned Specialty Chemicals reporting unit was impaired, we considered factors such as, but not limited to, macroeconomic conditions, industry and market considerations, and financial performance, including the planned revenue and earnings of the reporting unit. We concluded that an impairment indicator had occurred related to the goodwill of the Specialty Chemicals reporting unit and that the indicator was driven by market factors subsequent to the Combination.

Accordingly, we performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July, 1 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation of our Specialty Chemicals business. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and began a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis, we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held and used” basis did not exceed the estimated undiscounted future cash flows.

In light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. This amount is included in the line item “Loss from discontinued operations” in the Consolidated Statements of Operations. No tax benefit was recorded for the goodwill impairment.

Until the completion of the Separation, GAAP required us to assess impairment of the Specialty Chemicals’ long-lived assets using the “held and used” model which was based on undiscounted future cash flows. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit were in excess of the carrying amount, then there would be no impairment. At the date of the Separation, we assessed Specialty Chemical’s assets for potential impairment using the “held for sale” model. This model compares the fair value of the disposal unit to its carrying value. If the fair value less cost to sell is lower than the carrying value an impairment loss would be recorded. At the date of the Separation, we evaluated Specialty Chemical’s intangibles, which consisted predominantly of customer list intangibles, for impairment. Our analysis at May 15, 2016, using the income

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach (multi-period excess earnings method), indicated that there was a $101.1 million pre-tax non-cash impairment of our Specialty Chemicals customer relationships intangible. The impairment loss was recorded on the Separation and was included as a component of discontinued operations.
The following table presents the significant non-cash items and capital expenditures for Specialty Chemicals’ that are included in the Consolidated Statements of Cash Flows (in millions):

	Fiscal Year Ended September 30,
	2016	2015
Depreciation, depletion and amortization	$57.2	$22.0
Impairment of Specialty Chemicals goodwill and intangibles	$579.4	$—
Capital expenditures	$(45.2)	$(28.6)
Depreciation expense in fiscal 2016 and 2015 was $30.4 million and $11.4 million, respectively, and amortization expense in fiscal 2016 and 2015 was $26.8 million and $10.6 million, respectively.

The carrying value of the assets and liabilities of discontinued operations on the Consolidated Balance Sheet as of September 30, 2015 were as follows (in millions):

September 30, 2015
ASSETS
Cash and cash equivalents	$20.5
Accounts receivable (net of allowance of $0.1)	114.6
Inventories	202.4
Other current assets	25.3
Total current assets of discontinued operations	$362.8

Property, plant and equipment, net	$436.9
Goodwill	1,047.4
Intangibles, net	757.3
Other non-current assets	14.1
Total non-current assets of discontinued operations	$2,255.7

LIABILITIES
Current portion of debt	$10.4
Accounts payable	72.4
Accrued compensation and benefits	3.1
Other current liabilities	32.7
Total current liabilities of discontinued operations	$118.6

Long-term debt due after one year	$0.1
Deferred income taxes	350.9
Other non-current liabilities	10.8
Total non-current liabilities of discontinued operations	$361.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $366.4 million, $140.8 million and $55.6 million for fiscal 2016, 2015 and 2014, respectively. Of these costs, $200.2 million, $13.4 million and $10.2 million were non-cash for fiscal 2016, 2015 and 2014, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition or integration can vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. We discuss our restructuring and other costs, net in more detail below and those charged to discontinued operations in “Note 7. Discontinued Operations”.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Related Segment	Period	Net Property, Plant and Equipment (a)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs		Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(b)	Fiscal 2016	$184.5	$17.4	$0.3		$18.9	$9.1	$230.2
	Fiscal 2015	1.3	0.4	1.1		3.0	2.2	8.0
	Fiscal 2014	8.9	0.9	3.3		5.2	4.1	22.4
	Cumulative	226.4	46.8	8.0		33.9	22.7	337.8
	Expected Total	226.4	46.8	8.9		38.4	24.2	344.7
Consumer Packaging(c)	Fiscal 2016	3.8	4.6	1.1		0.5	—	10.0
	Fiscal 2015	0.9	1.8	0.5		0.9	0.3	4.4
	Fiscal 2014	1.3	1.1	—		0.1	0.2	2.7
	Cumulative	9.3	8.0	2.1		1.7	0.5	21.6
	Expected Total	9.3	8.2	2.8		1.7	0.5	22.5
Land and Development(d)	Fiscal 2016	—	10.6	—	—	—	—	10.6
	Fiscal 2015	—	—	—		—	—	—
	Fiscal 2014	—	—	—		—	—	—
	Cumulative	—	10.6	—		—	—	10.6
	Expected Total	—	14.8	—		—	—	14.8
Other(e)	Fiscal 2016	1.2	1.5	—		—	112.9	115.6
	Fiscal 2015	—	—	—		—	128.4	128.4
	Fiscal 2014	—	—	—		—	30.5	30.5
	Cumulative	1.2	1.5	—		—	387.1	389.8
	Expected Total	1.2	1.5	—		—	387.1	389.8
Total	Fiscal 2016	$189.5	$34.1	$1.4		$19.4	$122.0	$366.4
	Fiscal 2015	$2.2	$2.2	$1.6		$3.9	$130.9	$140.8
	Fiscal 2014	$10.2	$2.0	$3.3		$5.3	$34.8	$55.6
	Cumulative	$236.9	$66.9	$10.1		$35.6	$410.3	$759.8
	Expected Total	$236.9	$71.3	$11.7		$40.1	$411.8	$771.8

(a)
We have defined “Net property, plant and equipment” as used in this Note 8 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(b)
The Corrugated Packaging segment related charges in fiscal 2016 primarily reflect the charges associated with the permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the Newberg, OR containerboard and newsprint mill, the Vapi, India linerboard mill, restructuring activities at a corrugated container facility, restructuring activities at a recycling facility and on-going closure costs at previously closed facilities. The Corrugated Packaging segment related charges in fiscal 2015 are primarily associated with the closure of one recycled collection facility and on-going closure costs at other previously closed facilities. The Corrugated Packaging segment related charges in fiscal 2014 are primarily associated with the closure of one corrugated container plant, one collection facility and on-going closure costs and fair value adjustments for assets at previously closed facilities which were partially offset by gains on sale of previously closed facilities. The cumulative charges are primarily associated with the closure of the Coshocton,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncasville, Newberg, Vapi and Matane, Quebec mills, cumulative closure of corrugated container plants and recycled collection facilities and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(c)
The Consumer Packaging segment related charges in fiscal 2016 primarily reflect the charges associated with a folding carton and a merchandising displays facility, on-going closure costs at previously closed facilities that were partially offset by the gain on sale of the Cincinnati, OH specialty recycled paperboard mill. The Consumer Packaging segment related charges in fiscal 2015 are primarily associated with the closure of one folding carton facility, one merchandising displays facility, and on-going closure costs at other previously closed facilities. The Consumer Packaging segment related charges in fiscal 2014 are primarily associated with our Cincinnati, OH specialty recycled paperboard mill and on-going closure costs for previously closed converting facilities. The cumulative charges primarily reflect our Cincinnati, OH specialty recycled paperboard mill, and cumulative closures of folding carton and merchandising display facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(d)	The Land and Development segment related charges in fiscal 2016 and cumulative charges reflect severance and other employee costs related to personnel reductions in the segment.

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

	Acquisition Expense	Integration Expenses	Other Expense (Income)	Total
Fiscal 2016	$8.9	$104.7	$2.0	$115.6
Fiscal 2015	44.4	84.3	(0.3)	128.4
Fiscal 2014	7.5	23.0	—	30.5

Acquisition expenses include expenses associated with mergers, acquisitions and other business combinations, whether consummated or not, as well as litigation expenses associated with mergers, acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate merger and acquisition integration, such as information systems integration costs, lease expense and other costs. Due to the complexity and duration of the integration activities associated with the Combination, the precise amount expected to be incurred has not been quantified in the “Expected Total” in the Summary of Restructuring and Other Costs, Net table above. We expect integration activities to continue during fiscal 2017.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, as well as a reconciliation of the restructuring accrual to the line item “Restructuring and other costs, net” on our Consolidated Statements of Operations for fiscal 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Accrual at beginning of fiscal year	$21.4	$10.9	$21.8
Accruals acquired in merger	—	2.9	—
Additional accruals	75.3	37.6	5.0
Payments	(51.9)	(31.4)	(14.1)
Adjustment to accruals	—	1.4	(1.8)
Accrual at end of fiscal year	$44.8	$21.4	$10.9

Reconciliation of accruals and charges to restructuring and other costs, net:
	2016	2015	2014
Additional accruals and adjustments to accruals (see table above)	$75.3	$39.0	$3.2
Acquisition expenses	8.9	44.4	7.5
Integration expenses	69.1	49.2	23.4
Net property, plant and equipment	189.5	2.2	10.2
Severance and other employee costs	2.2	0.3	0.6
Equipment and inventory relocation costs	1.4	1.6	3.3
Facility carrying costs	19.5	3.9	5.3
Other expense	0.5	0.2	2.1
Total restructuring and other costs, net	$366.4	$140.8	$55.6

Note 9.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions, except weighted avg. life):

		September 30,
		2016		2015
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	18.1	$3,094.4	$(610.5)	$3,075.1	$(414.1)
Favorable contracts	9.1	48.9	(27.0)	48.6	(22.1)
Technology and patents	10.0	55.4	(14.9)	55.5	(9.3)
Trademarks and tradenames	17.8	65.0	(24.1)	65.0	(16.1)
Non-compete agreements	1.0	0.2	(0.1)	—	—
License costs	8.2	23.5	(11.5)	19.9	(7.6)
Total	17.9	$3,287.4	$(688.1)	$3,264.1	$(469.2)

Intangible amortization expense, excluding discontinued operations, was $235.8 million, $131.1 million and $92.5 million during fiscal 2016, 2015 and 2014, respectively. The intangible amortization expense is primarily recorded as SG&A intangible amortization. See “Note 7. Discontinued Operations” for more information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2017	$213.4
Fiscal 2018	212.0
Fiscal 2019	210.5
Fiscal 2020	210.4
Fiscal 2021	162.8

Note 10.	Debt

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At September 30, 2016, our Credit Facility, Farm Credit Facility and public bonds were unsecured.

The following were individual components of debt (in millions):

	September 30, 2016		September 30, 2015
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
U.S. Dollar Denominated Fixed Rate Debt:
Notes due fiscal 2017 to 2022	$1,651.0	3.9%	$1,672.2	3.8%
Notes due fiscal 2023 to 2027	411.8	4.3%	436.8	4.4%
Notes due fiscal 2030 to 2033	987.5	4.7%	1,002.8	4.6%
Notes due fiscal 2037 to 2047	179.2	6.0%	180.1	5.9%

U.S. Dollar Denominated Floating Rate Debt:
Term loan facilities	2,195.7	1.8%	1,794.7	1.4%
Revolving credit and swing facilities	—	N/A	64.1	2.6%
Receivables-backed financing facility	—	N/A	198.0	0.9%

Capital lease obligations	184.4	4.2%	165.8	5.7%

Supplier financing and commercial card programs	106.0	N/A	3.2	N/A

International and other debt	73.6	7.3%	104.2	7.4%
Total debt	5,789.2	3.3%	5,621.9	3.3%
Less current portion of debt	292.9		63.7
Long-term debt due after one year	$5,496.3		$5,558.2

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at September 30, 2016. The carrying value of the Company’s debt includes the fair value step-up of debt acquired in mergers and acquisitions. At September 30, 2016, the unamortized fair market value step-up was $316.3 million, which will be amortized over a weighted average remaining life of 13.1 years. The weighted average interest rate also includes the fair value step up. Excluding the step-up, the weighted average interest rate on total debt was 4.2%. At September 30, 2016, we had $107.0 million of outstanding letters of credit not drawn upon. At September 30, 2016, we had approximately $2.6 billion of availability under our committed credit facilities and approximately $0.4 billion available under our uncommitted credit facilities. This liquidity, may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $6.0 billion and $5.7 billion as of September 30, 2016 and

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2015, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates and are categorized as level 2 within the fair value hierarchy. During fiscal 2016, 2015 and 2014 amortization of debt issuance costs charged to interest expense were $4.6 million, $9.3 million and $10.3 million, respectively.

Term Loan Facilities and Revolving Credit Facility

In connection with the Combination, on July 1, 2015, we entered into a credit agreement (the “Credit Agreement”) which provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (the “Credit Facility”). We drew $1.2 billion of the $2.3 billion unsecured term loan and $1.1 billion was available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws. Certain proceeds of the Credit Facility were used to repay certain indebtedness of the Company’s subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. On March 24, 2016, we drew $600.0 million of the then available $1.1 billion delayed draw term loan facility for general corporate purposes and the balance of the delayed draw term loan facility was terminated. On June 22, 2016, we pre-paid $200.0 million of amortization payments through the second quarter of fiscal 2018.

On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder will continue to mature on July 1, 2020. Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and Pound Sterling. Additionally, the Company may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility.

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

On July 1, 2015, three WestRock wholly-owned subsidiaries, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600 million (the “Farm Credit Facility”). The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV. At September 30, 2016, there was $600.0 million outstanding under this facility.

On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The facility matures on December 1, 2016. At September 30, 2016, we had no amounts outstanding under this facility. On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matures on February 9, 2017. At September 30, 2016, we had no amounts outstanding under this facility. On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rabobank U.A., New York Branch. The facility matures on March 2, 2017. At September 30, 2016, we had no amounts outstanding under this facility.

Receivables-Backed Financing Facility

We have a $700 million Receivables Facility and on July 22, 2016 we executed an agreement to extend the maturity date from October 24, 2017 to July 22, 2019, and continued the size of the facility. The credit spread for the used portion of the facility increased from 0.70% to 0.85%. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 1.4% and 0.9% as of September 30, 2016 and September 30, 2015, respectively. The commitment fee for this facility was 0.25% and 0.25% as of September 30, 2016 and September 30, 2015, respectively. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2016. At September 30, 2016 and September 30, 2015, we had $0.0 million and $198.0 million of our maximum available borrowings of $584.3 million and $555.4 million, respectively, outstanding under the Receivables Facility. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2016 was approximately $873.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement.

Public Bonds and Other Indebtedness

On September 30, 2016 the face value of our public bonds and capital lease obligations outstanding were $3.1 billion with a weighted average interest rate of 6.1%. The range of due dates on our public bonds are set forth in the table above, and our capital lease obligations are primarily due in fiscal 2026 to 2035. Our international debt is primarily in Brazil and India.

As of September 30, 2016, the aggregate maturities of debt, excluding capital lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2017	$283.8
Fiscal 2018	84.1
Fiscal 2019	766.9
Fiscal 2020	1,851.8
Fiscal 2021	—
Thereafter	2,339.2
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	279.0
Total	$5,604.8

As of September 30, 2016, $2.5 million of the fair value of debt step-up was current.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2016, the aggregate maturities of capital lease obligations for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2017	$6.6
Fiscal 2018	5.3
Fiscal 2019	3.8
Fiscal 2020	3.2
Fiscal 2021	2.1
Thereafter	140.8
Fair value step-up	22.6
Total	$184.4

Note 11.	Fair Value

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

We disclose the fair value of our pension and postretirement assets and liabilities in “Note 14. Retirement Plans” and the fair value of our long-term debt in “Note 10. Debt” herein. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with the “Transfers and Servicing” guidance in ASC 860. These customers are not included in the receivables-backed financing facility. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables sold to $300.0 million. On June 27, 2016, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables sold to $400.0 million.

The following table represents a summary of the activity under the A/R Sales Agreement for fiscal 2016 and 2015 (in millions):

	2016	2015
Receivable from financial institution at beginning of fiscal year	$5.8	$10.4
Receivables sold to the financial institution and derecognized	1,474.6	1,222.0
Receivables collected by financial institution	(1,367.2)	(1,130.4)
Cash proceeds from financial institution	(99.4)	(96.2)
Receivable from financial institution at September 30,	$13.8	$5.8

Cash proceeds related to the receivables sold are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, and is recorded in interest income and other income (expense), net. Although the sales are made without recourse,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2016, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the goodwill impairment of our Specialty Chemicals reporting unit in the first quarter of fiscal 2016 and the intangible impairment in the Specialty Chemicals segment in the third quarter of fiscal 2016 at the Separation, each as discussed in “Note 7. Discontinued Operations”. At September 30, 2015, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 12.	Operating Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2016, future minimum lease payments under all noncancelable operating leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2017	$104.8
Fiscal 2018	89.2
Fiscal 2019	72.1
Fiscal 2020	58.9
Fiscal 2021	44.0
Thereafter	120.2
Total future minimum lease payments	$489.2

Rental expense for the years ended September 30, 2016, 2015 and 2014 was approximately $199.3 million, $144.8 million and $112.3 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.

Note 13.	Income Taxes

The components of income from continuing operations before income taxes are as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
United States	$(25.1)	$571.3	$665.2
Foreign	269.7	162.9	105.1
Income from continuing operations before income taxes	$244.6	$734.2	$770.3

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss from continuing operations in the U.S. in fiscal 2016 is primarily the result of the pension risk transfer expense and restructuring charges. We discuss these items in more detail in “Note 14. Retirement Plans” and “Note 8. Restructuring and Other Costs, Net”, respectively.

Income tax expense (benefit) from continuing operations consists of the following components (in millions):

	Year Ended September 30,
	2016	2015	2014
Current income taxes:
Federal	$98.3	$31.6	$19.9
State	12.8	7.3	15.2
Foreign	87.0	38.6	(0.7)
Total current expense	198.1	77.5	34.4
Deferred income taxes:
Federal	(131.5)	157.8	201.8
State	6.9	(10.8)	19.9
Foreign	16.3	8.5	30.4
Total deferred (benefit) expense	(108.3)	155.5	252.1
Income tax expense	$89.8	$233.0	$286.5

The differences between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	Year Ended September 30,
	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(5.5)	(1.6)	(1.3)
Adjustment and resolution of federal, state and foreign tax uncertainties	0.2	0.3	0.4
State taxes, net of federal benefit	4.9	1.2	2.0
Research and development and other tax credits, net of valuation allowances and reserves	(6.1)	(0.1)	0.1
Income attributable to noncontrolling interest	0.8	(0.4)	(0.1)
Domestic manufacturer’s deduction	(4.4)	(2.6)	(0.4)
State of New York tax law change, net of valuation allowance	—	—	1.2
Change in valuation allowance	6.3	(0.8)	0.7
Nondeductible transaction costs	0.4	1.0	—
Deconsolidation of Grupo Gondi joint venture	3.4	—	—
Nontaxable increased cash surrender value	(4.6)	(0.1)	(0.1)
Withholding taxes	2.0	—	—
Brazilian net worth deduction	(2.0)	(0.1)	—
Other, net	6.3	(0.1)	(0.3)
Effective tax (benefit) rate	36.7%	31.7%	37.2%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2016	2015
Deferred income tax assets:
Accruals and allowances	$12.2	$33.9
Employee related accruals and allowances	217.6	224.9
Pension obligations	15.5	—
State net operating loss carryforwards	82.3	92.7
State credit carryforwards, net of federal benefit	56.1	56.3
Federal tax credit carryforwards	185.1	213.8
Foreign net operating loss carryforwards	119.3	65.5
Restricted stock and options	94.9	63.1
Other	44.4	21.4
Total	827.4	771.6
Deferred income tax liabilities:
Property, plant and equipment	2,124.0	2,215.2
Deductible intangibles and goodwill	891.3	1,182.8
Inventory reserves	205.6	178.4
Deferred gain	432.1	444.1
Pension obligations	—	141.4
Basis difference in joint ventures	96.0	3.0
Other	1.0	1.0
Total	3,750.0	4,165.9
Valuation allowances	177.2	100.2
Net deferred income tax liability	$3,099.8	$3,494.5

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2016	2015
Current deferred tax asset	$—	$13.2
Current deferred tax liability	—	9.8
Long-term deferred tax asset	30.9	42.7
Long-term deferred tax liability	3,130.7	3,540.6
Net deferred income tax liability	$3,099.8	$3,494.5

At September 30, 2015, long-term deferred tax liability in the table above included $350.9 million of deferred tax liabilities related to the Specialty Chemicals segment. The Specialty Chemicals tax liabilities were removed from our consolidated financial statements as part of the Separation.

At September 30, 2016 and September 30, 2015, we had gross federal net operating losses of approximately $85.3 million and $1.8 million, respectively. These loss carryforwards generally expire between fiscal 2029 and 2036.

In fiscal 2015, we utilized our remaining federal CBPC carryforwards, which were $138.6 million at September 30, 2014. At September 30, 2016 and September 30, 2015, we had alternative minimum tax credits of $185.1 million and $197.5 million, respectively. Under current tax law, the alternative minimum tax credit carryforwards do not expire. At September 30, 2015, we had various other federal credit carryforwards of $16.3 million.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2016 and September 30, 2015, we had gross state and local net operating losses, of approximately $1,899 million and $2,119 million, respectively. These loss carryforwards generally expire between fiscal 2017 and 2036. The tax effected values of these net operating losses are $82.3 million and $92.7 million at September 30, 2016 and 2015, respectively, exclusive of valuation allowances of $14.2 million and $10.4 million at September 30, 2016 and 2015, respectively.

At September 30, 2016 and September 30, 2015, gross net operating losses for foreign reporting purposes of approximately $448.7 million and $233.1 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2017 and 2035, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $119.3 million and $65.5 million at September 30, 2016 and 2015, respectively, exclusive of valuation allowances of $92.5 million and $41.1 million at September 30, 2016 and 2015, respectively.

At September 30, 2016 and 2015, we had state tax credit carryforwards of $56.1 million and $56.3 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $51.2 million and $48.7 million at September 30, 2016 and 2015, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction. On March 31, 2014, the State of New York enacted an income tax law which reduced the tax rate for qualified New York State manufacturers to zero percent effective for tax years beginning on or after January 1, 2014 and thereby rendered a previously recorded deferred tax asset related to a credit carryforward to no longer have any value. Therefore, a full valuation allowance was recorded against our New York state credit carryforwards as it is more likely than not that they will not be utilized.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Balance at beginning of fiscal year	$100.2	$65.1	$36.2
Charges to costs and expenses	24.8	2.7	31.7
Allowances related to purchase accounting(1)	63.0	40.0	—
Deductions	(10.8)	(7.6)	(2.8)
Balance at end of fiscal year	$177.2	$100.2	$65.1

(1)	Adjustments in fiscal 2016 relate to the Combination and the SP Fiber Acquisition. Adjustments in fiscal 2015 relate to the Combination.

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings from all other foreign subsidiaries to be permanently reinvested. Accordingly, we have not provided for any incremental U.S. taxes that would be due upon the repatriation of these earnings.

As of September 30, 2016, we estimate our outside basis difference in foreign subsidiaries that are considered permanently reinvested to be approximately $1.9 billion. We have not provided for any incremental U.S. taxes that would be due upon the repatriation of those earnings. However, in the event of a distribution in the form of dividends or otherwise, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the foreign jurisdictions. As of September 30, 2016, the determination of the deferred tax liability is not practicable.

As of September 30, 2016 and 2015, the total amount of unrecognized tax benefits were approximately $166.8 million and $106.6 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2016 and 2015, if we were to prevail on all unrecognized tax benefits recorded, approximately $138.6 million and $98.6 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2016	2015	2014
Balance at beginning of fiscal year	$106.6	$36.5	$21.3
Additions related to purchase accounting (1)	16.5	82.9	—
Additions for tax positions taken in current year	30.3	2.4	14.8
Additions (reductions) for tax positions taken in prior fiscal years	10.9	(3.7)	1.0
Reductions due to settlement	(1.3)	—	—
Additions (reductions) for currency translation adjustments	7.0	(11.5)	—
Reductions as a result of a lapse of the applicable statute of limitations	(3.2)	—	(0.6)
Balance at end of fiscal year	$166.8	$106.6	$36.5

(1)	Adjustments in fiscal 2016 relate to the Combination and the SP Fiber Acquisition. Adjustments in fiscal 2015 relate to the Combination.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. As of September 30, 2016 and September 30, 2015, we had liabilities of $60.2 million and $47.4 million, respectively, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2016, 2015 and 2014 include expense of $7.4 million, expense of $2.9 million and income of $0.5 million, respectively, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2016, it is reasonably possible that our unrecognized tax benefits will decrease by up to $8 million in the next twelve months due to expiration of various statues of limitations.

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

Note 14.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, under several labor contracts, we make payments, based on hours worked, into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in our principal pension plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Additionally, on July 30, 2015, WestRock approved changes to freeze the WestRock Company Consolidated Pension Plan for the remaining U.S. salaried and non-union hourly employees, subject to certain grandfathering. Affected employees accrued a benefit through December 31, 2015, except for employees in the legacy MWV U.S. qualified defined benefit pension plans that met the criteria for grandfathering. Those employees meeting a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, are grandfathered and continue to accrue a benefit until December 31, 2020 or their termination date, if earlier. The WestRock retirement program for U.S. salaried and non-union hourly employees in place of the WestRock Company Consolidated Pension Plan is a defined contribution benefit.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our defined benefit Investment Committee meets at least four times a year with our investment advisors to review each management firm’s performance and monitors its compliance with its stated goals, our investment policy and applicable regulatory requirements in the U.S. and Canada.

We understand that investment returns are volatile. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. Our qualified U.S. plans employ a liability matching strategy augmented with Treasury futures to generally fully hedge against interest rate risk. After we consulted with our actuary and investment advisors, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Target Allocations

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Equity investments	14%	10%	28%	28%
Fixed income investments	71%	78%	59%	59%
Short-term investments	1%	1%	1%	1%
Other investments	14%	11%	12%	12%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
Equity investments	15%	9%	29%	28%
Fixed income investments	66%	77%	59%	59%
Short-term investments	7%	3%	2%	1%
Other investments	12%	11%	10%	12%
Total	100%	100%	100%	100%

We manage our retirement plans in accordance with the provisions of ERISA as well as applicable legislation in Canada and other foreign countries. Our investment policy objectives include maximizing long-term returns at acceptable risk levels, diversifying among asset classes, as applicable, and among investment managers, as well as establishing certain risk parameters within asset classes. We have allocated our investments within the equity and fixed income asset classes to sub-asset classes designed to meet these objectives. In addition, our other investments support multi-strategy objectives.

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We use a September 30 measurement date. We currently expect to contribute approximately $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.04%	3.08%	4.70%	3.89%
Rate of compensation increase	3.00%	3.09%	2.50%	3.10%

We determine the discount rate with the assistance of actuaries. At September 30, 2016, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2016 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2017, our expected rate of return used to determine net periodic benefit cost is 6.50% for our U.S. plans and 6.03% for our non-U.S. plans. Our 2017 expected rates of return are based on an analysis of our long-term expected rate of return and our current asset allocation.

On September 21, 2016, using plan assets we settled $2.5 billion in pension obligations of the WestRock Company Consolidated Pension Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result of the transaction, we recorded a non-cash charge of $370.7 million pre-tax. The settlement reduced WestRock’s overall U.S. pension obligations and assets by approximately 40%. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those plan participants not included in the transaction remain in the WestRock Company Consolidated Pension Plan, and responsibility for payment of the retirement benefits remains with WestRock.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings, which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Operations. The impact of the settlement is included in the net periodic pension cost table below. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the USW master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive income.

In the first quarter of fiscal 2015, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities where employees that they represent are employed. The agreement has a six year term and covers a number of specific items such as wages, medical coverage and certain other benefit programs. Individual facilities will continue to have local agreements for subjects not covered by the UWW master agreement and those agreements will continue to have staggered terms.

During the fourth quarter of fiscal 2014, we partially settled obligations of certain of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept or not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate pension benefit obligation of $248.8 million accepted the offer. Lump sum payments of $210.2 million were made out of existing plan assets. As a result of the settlement and remeasurement, we recorded a $38.6 million gain to other comprehensive income and a non-cash pre-tax charge to earnings of $47.9 million. The impact of the settlement is included in the change in benefit obligation, change in plan assets, net periodic pension cost and change in other comprehensive income tables that follow.

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Pension Plans
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation
Benefit obligation at beginning of fiscal year	$6,122.3	$865.1	$3,606.5	$964.1
Service cost	45.7	5.7	39.4	5.3
Interest cost	277.8	32.5	183.4	34.7
Amendments	1.4	—	26.5	—
Actuarial loss (gain)	664.2	70.8	(100.2)	(1.7)
Plan participant contributions	—	1.5	—	1.7
Special termination benefits	18.4	—	9.1	—
Benefits paid	(399.2)	(57.5)	(232.6)	(59.6)
Business combinations	9.9	(0.6)	2,758.0	74.5
Curtailments	(2.7)	(0.5)	(31.9)	—
Settlements	(2,484.6)	(0.1)	(135.9)	—
Foreign currency rate changes	—	8.3	—	(153.9)
Separation of Specialty Chemicals business	(21.5)	—	—	—
Benefit obligation at end of fiscal year	$4,231.7	$925.2	$6,122.3	$865.1
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$6,481.6	$711.8	$2,676.2	$802.5
Actual gain on plan assets	707.3	82.9	48.6	25.0
Employer contributions	16.1	31.4	110.6	32.1
Plan participant contributions	—	1.5	—	1.7
Benefits paid	(399.2)	(57.5)	(232.6)	(59.6)
Business combinations	—	—	4,014.7	41.5
Settlements	(2,484.6)	(0.1)	(135.9)	—
Separation of Specialty Chemicals business	(19.7)	—	—	—
Foreign currency rate changes	—	4.1	—	(131.4)
Fair value of plan assets at end of fiscal year	$4,301.5	$774.1	$6,481.6	$711.8
Funded status	$69.8	$(151.1)	$359.3	$(153.3)
Amounts recognized in consolidated balance sheet:
Non-current assets	$247.3	$10.5	$524.2	$8.7
Other current liability	(9.9)	(1.1)	(9.8)	(1.0)
Accrued pension and other long-term benefits	(167.6)	(160.5)	(155.1)	(161.0)
Over (under) funded status at end of fiscal year	$69.8	$(151.1)	$359.3	$(153.3)

The U.S. pension plans were in a net over funded position at September 30, 2016. However, certain U.S. plans have benefit obligations in excess of plan assets. These plans have aggregate projected benefit obligations of $207.9 million, aggregate accumulated benefit obligations of $202.8 million, and aggregate fair value of plan assets of $32.1 million at September 30, 2016.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $5,112.0 million and $6,945.1 million at September 30, 2016 and 2015, respectively.

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including the noncontrolling interest, consist of (in millions):

	Pension Plans
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$633.4	$195.8	$686.5	$170.8
Prior service cost	28.2	0.4	30.5	0.5
Total accumulated other comprehensive loss	$661.6	$196.2	$717.0	$171.3

The pre-tax amounts recognized in other comprehensive loss (income), including the noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2016	2015	2014
Net actuarial loss arising during period	$355.4	$85.9	$335.2
Amortization and settlement recognition of net actuarial loss	(381.6)	(49.2)	(65.7)
Prior service cost arising during period	1.5	26.4	0.9
Amortization of prior service cost	(3.9)	(3.0)	(1.2)
Net other comprehensive (income) loss recognized	$(28.6)	$60.1	$269.2

The net periodic pension cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2016	2015	2014
Service cost	$51.4	$44.7	$26.5
Interest cost	310.3	218.1	216.5
Expected return on plan assets	(412.3)	(292.9)	(252.9)
Amortization of net actuarial loss	11.0	29.0	17.8
Amortization of prior service cost	3.9	3.0	1.2
Curtailment gain	(1.6)	—	—
Settlement loss	370.7	20.2	47.9
Special termination benefits	18.4	9.1	—
Company defined benefit plan expense	351.8	31.2	57.0
Multiemployer and other plans	5.8	5.6	6.2
Net pension cost	$357.6	$36.8	$63.2

The fiscal 2016 and 2015 special termination benefits were recorded to restructuring in connection with the Combination, and should be excluded from the calculation of pension funding more than expense.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2016		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.70%	3.89%	4.52%	4.00%	5.18%	4.56%
Rate of compensation increase	2.50%	3.10%	2.54%	3.00%	2.15%	3.12%
Expected long-term rate of return on plan assets	5.88%	6.34%	7.11%	6.88%	7.50%	6.88%

In fiscal 2016 and 2015, for our U.S. pension and postretirement plans, we considered the mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2014 mortality tables with a gender and job classification specific increase, and applied an improvement scale with generational improvements that is generally based on Social Security Administration analysis and assumptions. The increases for fiscal 2016 are 6% for white collar males, 10% for blue collar males, 12% for white collar females, and 19% for blue collar females. The increases for fiscal 2015 were 6% for all males, 13% for white collar females, and 19% for blue collar females. In fiscal 2016, 2015 and 2014 our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied CPM Improvement Scale B with generational improvements.

In fiscal 2014, for our U.S. pension and postretirement plans, we considered the new mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2000 mortality tables with a 5% increase, and applied Scale BB with generational improvements.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2017 are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Actuarial loss	$18.3	$9.1
Prior service cost	4.0	0.1
Total	$22.3	$9.2

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2017	$195.8	$56.7
Fiscal 2018	202.0	56.4
Fiscal 2019	209.3	56.4
Fiscal 2020	222.0	55.0
Fiscal 2021	211.3	54.4
Fiscal Years 2022 – 2026	1,171.0	263.7

The following tables summarize our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2016 and September 30, 2015 (in millions):

	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$193.9	$192.7	$1.2	$—
Non-U.S. equities(a)	585.7	73.5	512.2	—
Hedged equities(a)	90.2	—	90.2	—
Fixed income securities:
U.S. government securities(b)	1,271.1	—	1,271.1	—
Non-U.S. government securities(c)	116.0	5.3	110.7	—
U.S. corporate bonds(c)	1,226.9	9.0	1,217.9	—
Non-U.S. corporate bonds(c)	366.3	6.4	359.9	—
Mortgage-backed securities(c)	2.4	—	2.4	—
Other fixed income(d)	317.9	—	317.9	—
Short-term investments(e)	302.1	302.1	—	—
Other investments:
Alternative investments(f)	544.0	—	215.2	328.8
Global multi-asset investments (g)	59.1	—	59.1	—
	$5,075.6	$589.0	$4,157.8	$328.8

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. equities(a)	$169.1	$168.2	$0.9	$—
Non-U.S. equities(a)	532.2	79.3	452.9	—
Hedged equities(a)	82.6	—	82.6	—
Fixed income securities:
U.S. government securities(b)	1,791.4	—	1,791.4	—
Non-U.S. government securities(c)	176.1	4.5	171.6	—
U.S. corporate bonds(c)	2,435.2	8.1	2,427.0	0.1
Non-U.S. corporate bonds(c)	616.4	8.6	607.8	—
Mortgage-backed securities(c)	90.0	—	90.0	—
Other fixed income(d)	308.3	—	308.3	—
Short-term investments(e)	213.2	213.2	—	—
Other investments:
Alternative investments(f)	720.2	—	327.9	392.3
Global multi-asset investments (g)	58.7	—	58.7	—
	$7,193.4	$481.9	$6,319.1	$392.4

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

(d)
Other fixed income is comprised of municipal and asset-backed securities. Investments are valued utilizing a market approach that includes various valuation techniques and sources, such as broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads and/or other applicable reference data.

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

(g)
The global multi-asset investment is a commingled fund with underlying investments that are diversified across multiple asset classes and include global equity, fixed income securities, commodities and derivative contracts. The commingled fund is valued at its net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled fund includes market pricing of the underlying assets as well as broker quotes and other valuation techniques.

The following table summarizes the changes in our Level 3 pension plan assets for the years ended September 30, 2016 and 2015 (in millions):

	U.S. Corporate Bonds	Alternative Investments	Total
Balance as of September 30, 2014	$—	$40.6	$40.6
Purchases, sales, issuances, and settlements, net	0.1	341.8	341.9
Actual return on plan assets:
Relating to instruments still held at end of year	—	(3.6)	(3.6)
Relating to instruments sold during the year	—	13.5	13.5
Balance as of September 30, 2015	$0.1	$392.3	$392.4
Purchases, sales, issuances, and settlements, net	(0.1)	(45.2)	(45.3)
Actual return on plan assets:
Relating to instruments still held at end of year	—	(16.5)	(16.5)
Relating to instruments sold during the year	—	24.7	24.7
Transfers out of Level 3	—	(26.5)	(26.5)
Balance as of September 30, 2016	$—	$328.8	$328.8

The Level 3 pension plan assets acquired in connection with the Combination in fiscal 2015 are included in the Purchases, sales, issuances, and settlements, net line in the table above. They are the primary reason for the increase in the Level 3 assets in fiscal 2015. Various alternative investments are subject to initial one-year lock-up restrictions with monthly or quarterly redemption requirements that include a specified notice period in order to liquidate. The transfer out of Level 3 in fiscal 2016 related to a change in lock-up restrictions applied to one investment.

Postretirement Plans

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. During the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the United Steelworkers master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Operations, which was subsequently adjusted in the third quarter of fiscal 2015 to $8.5 million. The aggregate postretirement benefit obligation decreased $0.6 million as a result of the curtailment.

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.04%	6.64%	4.70%	6.84%
Rate of compensation increase	N/A	3.14%	N/A	3.10%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Postretirement Plans
	2016		2015
Change in projected benefit obligation	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$109.5	$51.6	$66.0	$47.1
Service cost	1.7	0.6	0.7	0.3
Interest cost	4.5	3.6	3.3	2.1
Amendments	(4.0)	—	(1.1)	(0.2)
Actuarial (gain) loss	(6.3)	5.0	(3.9)	(0.5)
Plan participant contributions	—	—	2.3	—
Benefits paid	(14.1)	(2.5)	(12.0)	(2.2)
Business combinations	—	—	54.2	16.0
Separation of Specialty Chemicals business	(0.6)	—	—	—
Foreign currency rate changes	—	4.3	—	(11.0)
Benefit obligation at end of fiscal year	$90.7	$62.6	$109.5	$51.6
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	14.1	2.5	9.7	2.2
Plan participant contributions	—	—	2.3	—
Benefits paid	(14.1)	(2.5)	(12.0)	(2.2)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Funded Status	$90.7	$62.6	$109.5	$51.6
Amounts recognized in the consolidated balance sheet:
Other current liability	$(10.4)	$(2.9)	$(15.4)	$(2.8)
Accrued postretirement and other long-term benefits	(80.3)	(59.7)	(94.1)	(48.8)
Under funded status at end of fiscal year	$(90.7)	$(62.6)	$(109.5)	$(51.6)

The pre-tax amounts in accumulated other comprehensive loss (income) at September 30 not yet recognized as components of net periodic pension cost, including the noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(24.9)	$4.1	$(20.5)	$(0.8)
Prior service credit	(14.9)	(0.4)	(13.2)	(0.5)
Total accumulated other comprehensive (income) loss	$(39.8)	$3.7	$(33.7)	$(1.3)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive loss (income), including the noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2016	2015	2014
Net actuarial gain arising during period	$(1.4)	$(4.4)	$(1.9)
Amortization and settlement recognition of net actuarial gain	1.9	1.1	1.8
Prior service credit arising during period	(3.8)	(1.4)	(13.3)
Amortization or curtailment recognition of prior service credit	2.1	10.5	1.4
Net other comprehensive (income) loss recognized	$(1.2)	$5.8	$(12.0)

The net periodic postretirement cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2016	2015	2014
Service cost	$2.3	$1.0	$1.2
Interest cost	8.1	5.4	5.7
Amortization of net actuarial gain	(2.0)	(1.1)	(1.8)
Amortization of prior service credit	(2.1)	(2.0)	(1.4)
Curtailment gain	—	(8.5)	—
Net postretirement cost	$6.3	$(5.2)	$3.7

The assumed health care cost trend rates used in measuring the APBO are as follows at September 30:

2016
U.S. Plans
Health care cost trend rate assumed for next year	7.02%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%
Year the rate reaches the ultimate trend rate	2036
Non-U.S. Plans
Health care cost trend rate assumed for next year	7.71%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.44%
Year the rate reaches the ultimate trend rate	2029

As of September 30, 2016, the effect of a 1% change in the assumed health care cost trend rate would increase the APBO by approximately $9 million and decrease the APBO by approximately $7 million, and would increase and decrease the annual net periodic postretirement benefit cost for 2016 by less than $1 million.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2016		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.70%	6.84%	4.52%	4.00%	5.19%	4.56%
Rate of compensation increase	N/A	3.10%	N/A	3.00%	N/A	3.00%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated (gains) losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2017 are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Actuarial (gain) loss	$(1.6)	$0.4
Prior service credit	(2.5)	(0.1)
Total	$(4.1)	$0.3

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2017	$10.3	$2.9
Fiscal 2018	9.1	3.0
Fiscal 2019	8.7	3.1
Fiscal 2020	8.2	3.2
Fiscal 2021	7.8	3.3
Fiscal Years 2022 – 2026	32.2	18.0

Multiemployer Plans

We participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. Approximately 36% of our employees are covered by CBAs, of which approximately 4% are covered by CBAs that have expired and another 28% are covered by CBAs that expire within one year. Approximately 14% of our CBAs participate in the Pace Industry Union-Management Pension Fund. As one of many participating employers in these MEPPs, we are generally responsible, along with other participating employers, for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of a MEPP and legal requirements, such as those set forth in the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.

A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to, an increase in our contribution rate to the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status (also referred to as red status) and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP. On January 1, 2016, the surcharge we pay for the Pace Industry Union-Management Pension Fund increased from 10% to 15%.

We could also be obligated to make future payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closures, assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) generally would equal our proportionate share of the MEPP’s unfunded vested benefits. We believe that certain of the MEPPs in which we participate have material unfunded vested benefits. Our share of the contributions in the Pace Industry Union-Management Pension Fund exceeded 5% of total plan contributions for certain plan years. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the absence of specific information regarding matters such as a MEPP's current financial situation, due in part, to delays in reporting, the potential withdrawal or bankruptcy of other contributing employers, the impact of future plan performance or the success of current and potential future funding improvement or rehabilitation plans to restore solvency to the plans, we are unable to determine with certainty the amount and timing of any future withdrawal liability, changes in future funding obligations, or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. The impact of increased contributions, future funding obligations or future withdrawal liabilities may be material to our results of operations, financial condition or cash flows. At September 30, 2016 and September 30, 2015, we had a withdrawal liability recorded of $49.0 million and $44.3 million, respectively. Contributions in the table below, for fiscal years 2016, 2015 and 2014 exclude $2.1 million, $0.7 million and $0.7 million, respectively, accrued related to withdrawal liabilities.

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (a)			Surcharge imposed?	Expiration CBA
		2016	2015		2016	2015	2014
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund (b)	11-6166763 / 001	Red	Red	Implemented	$3.3	$3.3	$3.5	Yes	3/22/16 to 5/11/2022
Other Funds					1.2	1.7	2.0
Total Contributions:					$4.5	$5.0	$5.5

(a)	Contributions represent the amounts contributed to the plan during the fiscal year.

(b)
Our contributions for fiscal 2015 and 2014 exceeded 5% of total plan contributions. Although the plan data for fiscal 2016 is not yet available, we would expect to continue to exceed 5% of total plan contributions.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other international salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) plans permit U.S. participants to make contributions by salary reduction pursuant to Section 401(k) of the Code. Due primarily to acquisitions, we have plans with varied terms. At September 30, 2016, our contributions may be up to 7.5% for U.S. salaried and non-union hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, as well as certain employees covered by CBAs, receive generally up to a 3.0% to 4.0% contribution to their 401(k) plan. During fiscal 2016, 2015 and 2014, we recorded expense of $86.5 million, $36.6 million and $34.3 million, respectively, related to the 401(k) plans and other defined contribution plans, including the automatic employer contribution. The increased expense in fiscal 2016 related to plan changes following the Combination.

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2016, the Supplemental Plans had assets totaling $162.3 million that are recorded at market value, and liabilities of $161.1 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The recorded amount for the current fiscal year and the preceding two fiscal years was not significant.

Note 15.	Stockholders’ Equity

Capitalization

Our capital stock consists solely of Common Stock. Holders of our Common Stock are entitled to one vote per share. Our certificate of incorporation also authorizes preferred stock, of which no shares have been issued. The terms and provisions of such

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares will be determined by our board of directors upon any issuance of such shares in accordance with our certificate of incorporation.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. Subsequent to the authorization, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing RockTenn repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million and in fiscal 2014, it repurchased approximately 4.7 million shares of RockTenn Common Stock for an aggregate cost of $236.3 million. As of September 30, 2016, we had remaining authorization under our July 2015 repurchase program to purchase approximately 26.5 million shares of our Common Stock.

Note 16.	Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the 2016 Incentive Stock Plan and the ESPP Plan. The 2016 Incentive Stock Plan allows for the granting of options and restricted stock, SARs and restricted stock units to certain key employees and directors for the issuance of up to approximately 9.6 million shares of Common Stock. Adjusted for the Separation as discussed below, at September 30, 2016, approximately 7.9 million shares remained available for future grants. If all currently outstanding restricted stock awards granted with a performance condition recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 1.3 million million additional shares. The ESPP Plan provides for the purchase of shares by all of our eligible employees at a 15% discount and allows for the purchase of a total of up to approximately 2.5 million shares of Common Stock.

In connection with the Combination, WestRock assumed all RockTenn and MWV equity incentive plans. We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our RockTenn 2004 Incentive Stock Plan, as amended, and our MWV 2005 Performance Incentive Plan, as amended.

Our RockTenn 2004 Incentive Stock Plan allows for the granting of options and restricted stock, SARs and restricted stock units to certain key employees and directors for the issuance of approximately 15.8 million shares of Common Stock. At the time of the Combination all outstanding RockTenn awards were converted to WestRock awards with no conversion factor. Adjusted for the Separation as discussed below, at September 30, 2016, approximately 3.3 million shares remained available for the future grant of awards. If all currently outstanding restricted stock awards subject to performance criteria recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 0.9 million additional shares. However, we have determined that we will not make any new grants of awards pursuant to the RockTenn 2004 Incentive Stock Plan.

The MWV shares available for issuance, stock options, SARs and unvested restricted stock units outstanding at the time of the Combination under the MWV 2005 Performance Incentive Plan were converted into WestRock options, SARs and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the Business Combination Agreement. The number of shares available under this plan upon conversion was approximately 12.8 million shares. Adjusted for the Separation as discussed below, at September 30, 2016, approximately 8.7 million shares remained available for future grants. If all currently outstanding restricted stock awards granted with a performance condition recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 0.5 million additional shares. However, we have determined that we will not make any new grants of awards pursuant to the MWV 2005 Performance Incentive Plan.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The shares available for issuance, stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of RockTenn Common Stock, options and restricted stock units, as applicable, using the conversion factor as described in the merger agreement. The number of shares available under this plan upon conversion was approximately 7.9 million shares. Adjusted for

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Separation as discussed below, at September 30, 2016, approximately 5.9 million shares remained available for future grants exclusively to legacy Smurfit-Stone employees who have continued employment with WestRock; however, we have determined that we will not make any new grants of awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan.

As part of the Separation, equity-based incentive awards were generally adjusted to maintain the intrinsic value of awards immediately prior to the Separation. The number of unvested restricted stock awards and unexercised stock options and SARs at the time of the Separation were increased by an exchange factor of approximately 1.12. In addition, the exercise price of unexercised stock options and SARs at the time of the Separation was converted to decrease the exercise price by an exchange factor of approximately 1.12. The share increases are reflected in the tables below on the line item “Adjustments due to Separation”. The weighted-average grant date fair value of adjustments is equal to the weighted-average grant date fair value of the awards outstanding at the date of the Separation, at their respective grant date, divided by a factor of approximately 1.12, and the weighted-average grant date fair value of the unvested restricted stock as of September 30, 2016 reflects the adjustments.

Our results of operations for the fiscal years ended September 30, 2016, 2015 and 2014 include share-based compensation expense of $75.7 million, $49.2 million and $42.6 million, respectively. The total income tax benefit in the results of operations in connection with share-based compensation was $29.2 million, $19.0 million and $16.8 million, for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $0.3 million, $23.0 million and $15.1 million were included in cash used for financing activities in fiscal 2016, 2015 and 2014, respectively. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2016, 2015 and 2014 was $33.9 million, $27.2 million and $6.9 million, respectively.

Equity Awards Issued in Connection with the Combination

Included in the fiscal 2015 merger consideration was approximately $210.9 million related to outstanding MWV equity awards that were replaced with WestRock equity awards with identical terms for pre-Combination service utilizing a 0.78 conversion factor. The amount related to post-Combination service will be expensed over the remaining service period of the awards. The primary components of the employee awards are discussed below.

Stock Options and Stock Appreciation Rights

Stock options granted under our plans generally have an exercise price equal to the closing market price on the date of the grant, generally vest in 3 years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Our stock option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

At the date of grant, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock, or a combination of the historical volatility of both RockTenn and MWV grants following the Combination. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods, including the grants issued in connection with the Combination in fiscal 2015:

	2016	2015	2014
Expected term in years	7.0	3.9	6.9
Expected volatility	38.3%	21.9%	43.9%
Risk-free interest rate	1.6%	2.4%	2.1%
Dividend yield	4.5%	1.3%	1.4%

The reduction in the expected term and the expected volatility in fiscal 2015 were primarily the result of the shares issued in connection with the Combination and our expectations for expected term and expected volatility following the Combination.

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	7,189,654	$33.19
Granted	1,251,560	33.39
Exercised	(1,225,230)	30.75
Expired	(49,049)	35.68
Forfeited	(31,984)	37.60
Adjustment due to the Separation	930,865
Outstanding at September 30, 2016	8,065,816	$29.73	5.1	$156.6
Exercisable at September 30, 2016	6,389,188	$28.46	4.1	$130.9
Vested and expected to vest at September 30, 2016	8,027,460	$29.71	5.1	$156.0

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2016, 2015 and 2014 was $8.06, $28.78 and $20.74 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2016, 2015 and 2014 was $14.5 million, $25.1 million and $17.8 million, respectively.

As of September 30, 2016, there was $6.8 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.9 years. We amortize these costs on a straight-line basis over the explicit service period.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. No additional SARs are presently expected to be issued.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in all SARs during the fiscal year ended September 30, 2016:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2015	86,419	$28.98
Granted	—	—
Exercised	(13,889)	30.74
Expired	(14,742)	24.29
Adjustment due to the Separation	8,183
Outstanding at September 30, 2016	65,971	$26.07	4.0	$1.5
Exercisable at September 30, 2016	65,971	$26.07	4.0	$1.5

The aggregate intrinsic value of SARs exercised during the year ended September 30, 2016 was $0.2 million.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employees may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets including Cash Flow Per Share and Cash Flow to Equity Ratio (each as defined in the award documents). Subject to the level of performance attained, the target award of some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The employee grants generally vest over a period of 3 years. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the Compensation Committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death and disability, the grants will include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee of the restricted stock is entitled to receive dividend equivalent units, but will forfeit the restricted award and dividend equivalents if the employee separates from the company during the vesting period or if predetermined goals are not accomplished.

The table below summarizes the changes in unvested restricted stock during the fiscal year ended September 30, 2016:

	Shares/Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2015	2,327,231	$56.13
Granted	1,750,546	35.80
Vested	(1,589,761)	49.54
Forfeited	(85,222)	50.02
Adjustment due to the Separation	302,110
Unvested at September 30, 2016(1)	2,704,904	$40.89

(1)
Target awards with a performance condition, net of subsequent forfeitures, granted may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 1.9 million additional shares. However, it is possible that the performance attained may vary.

There was approximately $84.5 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2016 that will be recognized over a weighted average remaining vesting period of 1.5 years.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of restricted stock vested in fiscal 2016, 2015 and 2014 (in millions, except shares):

	2016	2015	2014
Shares of restricted stock vested	1,589,761	1,725,435	530,668
Aggregate fair value of restricted stock vested	$57.5	$110.4	$28.8
The shares vested in 2016 reflect the vesting of the fiscal 2013 grant, with a cash flow to equity ratio performance condition that vested at maximum, certain shares assumed upon the combination with a performance and/or service condition, as well as other awards accelerated in connection with the Combination for certain former employees. The shares vested in fiscal 2015 primarily reflect the vesting of the fiscal 2012 grant, with a cash flow to equity ratio performance condition that vested at maximum, as well as other awards accelerated in connection with the Combination for certain former employees.

The following table represents a summary of restricted stock shares granted in fiscal 2016, 2015 and 2014 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2016	2015	2014
Shares of restricted stock granted to non-employee directors(1)	64,155	15,255	21,500
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	447,261	801,810	51,218
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3)	1,211,760	429,845	482,710
Shares granted with a service condition (4)	27,370	86,265	12,560
Shares granted with a service condition and a performance condition prorated upon the Combination (5)	—	64,323	—
Share of restricted stock assumed upon the Combination:
Shares granted with a service condition and a performance condition (6) (7)	—	650,685	—
Shares granted with a service condition (7)	—	327,005	—
Total restricted stock granted	1,750,546	2,375,188	567,988

(1)	Non-employee director grants generally vest over a period of up to one year and are deemed issued on the grant date and have voting and dividend rights.

(2)
Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2016 for the fiscal 2013 Cash Flow to Equity Ratio were at 200% of target. Shares issued in fiscal 2015 for the fiscal 2012 Cash Flow to Equity Ratio were at 200% of target. Shares issued in fiscal 2016 and 2015 also include shares accelerated for terminated employees as a result of the Combination which were achieved at between 146.5% and 200% of target. Shares issued in fiscal 2014 for the fiscal 2011 Cash Flow to Equity Ratio were at between 110.56% and 115.29% of target.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the ESPP Plan. Under the ESPP Plan, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP Plan allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2016, 2015 and 2014, including the then existing RockTenn Employee Stock Purchase Plan, employees purchased approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, under the ESPP Plan. We recognized $0.4 million, $0.5 million and $0.8 million of expense for fiscal 2016, 2015 and 2014, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2016, adjusted for the Separation, approximately 2.8 million shares of Common Stock remained available for purchase under the ESPP Plan.

Note 17.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2016, 2015 and 2014 were approximately $346.6 million, $342.8 million and $367.3 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2016 and 2015 was $59.4 million and $43.4 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 18.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2016, total approximately $174 million.

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” For our boilers, Boiler MACT required compliance by January 31, 2016, unless a facility requested and received an extension. All of our mills that are subject to regulation under Boiler MACT met the January 31, 2016 compliance deadline, with the exception of those mills for which we obtained a compliance extension. We expect our mills that obtained an extension to be in compliance by their respective extension dates, none of which extend beyond January 31, 2017. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business, and may be involved in future matters. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws and regulations. Based on information known to us and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

As of September 30, 2016, we had approximately $17.4 million reserved for environmental liabilities on an undiscounted basis, of which $8.6 million is included in other long-term liabilities and $8.8 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2016.

Climate Change

Certain jurisdictions in which we have manufacturing facilities or other investments have taken actions to address climate change. In the U.S., the EPA has issued the Clean Air Act permitting regulations applicable to certain facilities that emit GHG. The EPA also has promulgated a rule requiring certain industrial facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to file an annual report of their emissions. While we have facilities subject to existing GHG permitting and reporting requirements, the impact of these requirements has not been material to date.

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in light of this decision; however, certain states where we operate manufacturing facilities are continuing their efforts. We are carefully monitoring the state-level developments relating to this rule. Due to ongoing litigation and other uncertainties regarding these GHG regulations, including the potential impact of a new U.S. executive administration in 2017, their impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or the development of regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which limits GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. We are carefully monitoring this litigation to assess its potential impact on our Tacoma operations.

In April 2016, the U.S. and over 170 other countries signed the Paris Agreement, which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015. The Paris Agreement establishes a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement came into force on October 3, 2016. Although, the Paris Agreement does not contain legally binding emissions reduction requirements and it is unclear if the new U.S. executive administration will seek to implement it, implementing legislation by ratifying governments to achieve their respective commitments may require industrial facilities, including our operations, to make process changes, incur capital expenditures and/or increase operating costs.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2016, there were approximately 693 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be up to $50 million. As of September 30, 2016, we have recorded $5.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law, however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 19.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC (“MWV TN”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $398.0 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of November 2016 was investment grade.

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

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2016, the Timber Note was $359.8 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $320.1 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC (“MWV TN II”) received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2016, no event has occurred that would allow for the prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of November 2016 was investment grade.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2016, the Installment Note was $934.0 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $850.1 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Note 20.	Segment Information

Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations; and Land and Development, which develops and sells real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe and Asia. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2016	2015	2014
Foreign net sales to unaffiliated customers	$2,426.6	$1,506.5	$1,191.8
Foreign segment income	$226.1	$171.6	$109.6
Foreign long-lived assets	$1,341.5	$1,228.0	$379.6
Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	17.1%	13.5%	12.0%
Foreign segment income	18.4%	16.0%	10.5%
Foreign long-lived assets	14.4%	13.4%	6.5%

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2016	2015	2014
Net sales (aggregate):
Corrugated Packaging	$7,868.5	$7,516.9	$7,257.4
Consumer Packaging	6,388.1	3,740.1	2,818.5
Land and Development	119.8	45.0	—
Total	$14,376.4	$11,302.0	$10,075.9
Less net sales (intersegment):
Corrugated Packaging	$136.2	$130.6	$148.5
Consumer Packaging	68.4	46.6	32.3
Land and Development	—	—	—
Total	$204.6	$177.2	$180.8
Net sales (unaffiliated customers):
Corrugated Packaging	$7,732.3	$7,386.3	$7,108.9
Consumer Packaging	6,319.7	3,693.5	2,786.2
Land and Development	119.8	45.0	—
Total	$14,171.8	$11,124.8	$9,895.1
Segment income:
Corrugated Packaging	$739.9	$806.7	$728.0
Consumer Packaging	481.7	267.0	311.4
Land and Development	4.6	(3.4)	—
Segment income	1,226.2	1,070.3	1,039.4
Pension risk transfer expense	(370.7)	—	—
Pension lump sum settlement and retiree medical curtailment, net	—	(11.5)	(47.9)
Restructuring and other costs, net	(366.4)	(140.8)	(55.6)
Non-allocated expenses	(49.1)	(58.4)	(72.7)
Interest expense	(256.7)	(132.5)	(95.3)
Gain (loss) on extinguishment of debt	2.7	(2.6)	—
Interest income and other income (expense), net	58.6	9.7	2.4
Income from continuing operations before income taxes	$244.6	$734.2	$770.3

Segment income in fiscal 2016 and 2015 was reduced by $8.1 million and $64.7 million, respectively, of expense for inventory stepped-up in purchase accounting, net of related LIFO impact. The Corrugated Packaging segment and Consumer Packaging segment in fiscal 2016 were reduced by $3.4 million and $4.7 million, respectively. The Corrugated Packaging and Consumer Packaging segment in fiscal 2015 were reduced by $2.2 million and $62.5 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2016	2015	2014
Identifiable assets:
Corrugated Packaging	$10,046.0	$9,467.3	$8,701.3
Consumer Packaging	10,122.5	10,175.7	1,980.2
Land and Development	460.6	545.5	—
Assets of discontinued operations	—	2,618.5	—
Assets held for sale	52.3	10.2	22.6
Corporate	2,356.8	2,555.2	335.6
Total	$23,038.2	$25,372.4	$11,039.7

Goodwill:
Corrugated Packaging	$1,722.5	$1,667.5	$1,525.4
Consumer Packaging	3,055.6	2,979.6	401.0
Land and Development	—	—	—
Total	$4,778.1	$4,647.1	$1,926.4

Depreciation and amortization:
Corrugated Packaging	$576.2	$496.6	$464.0
Consumer Packaging	498.9	201.8	104.3
Land and Development	1.4	0.2	—
Discontinued operations	57.2	22.0	—
Corporate	12.8	20.2	16.2
Total	$1,146.5	$740.8	$584.5

Capital expenditures:
Corrugated Packaging	$490.1	$378.4	$410.6
Consumer Packaging	244.9	166.1	113.3
Discontinued operations	45.2	28.6	—
Corporate	16.5	12.4	10.3
Total	$796.7	$585.5	$534.2

Investment in unconsolidated subsidiaries:
Corrugated Packaging	$281.2	$7.9	$6.7
Consumer Packaging	22.2	21.3	20.6
Land and Development	28.6	31.0	—
Corporate	(3.1)	—	—
Total	$328.9	$60.2	$27.3

The increase in Corporate identifiable assets in fiscal 2015 is primarily due to the restricted assets held by special purpose entities, our prepaid pension asset and life insurance assets each associated with the Combination. The increase in the Corrugated Packaging segment’s investment in unconsolidated subsidiaries in fiscal 2016 is primarily related to the Grupo Gondi investment, and the Corporate investment in unconsolidated subsidiaries in fiscal 2016 primarily represents an entity that has losses guaranteed equally by the partners. The investment in Grupo Gondi that is included in the Corrugated Packaging segment’s investment in

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unconsolidated subsidiaries in fiscal 2016 exceeds our proportionate share of the underlying net assets by approximately $65.3 million. Approximately $56.2 million remains amortizable to expense in equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years.

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2016, 2015 and 2014 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of October 1, 2013
Goodwill	$1,499.9	$405.0	$1,904.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,499.9	362.2	1,862.1
Goodwill acquired	29.0	42.2	71.2
Translation adjustment	(3.5)	(3.4)	(6.9)
Balance as of September 30, 2014
Goodwill	1,525.4	443.8	1,969.2
Accumulated impairment losses	—	(42.8)	(42.8)
	1,525.4	401.0	1,926.4
Goodwill acquired	183.3	2,586.5	2,769.8
Purchase price allocation adjustments	2.4	(1.1)	1.3
Translation adjustment	(43.6)	(6.8)	(50.4)
Balance as of September 30, 2015
Goodwill	1,667.5	3,022.4	4,689.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,667.5	2,979.6	4,647.1
Goodwill acquired	52.4	8.0	60.4
Goodwill disposed of	(24.0)	—	(24.0)
Purchase price allocation adjustments	(4.9)	67.6	62.7
Translation adjustment	31.5	0.4	31.9
Balance as of September 30, 2016
Goodwill	1,722.5	3,098.4	4,820.9
Accumulated impairment losses	—	(42.8)	(42.8)
	$1,722.5	$3,055.6	$4,778.1

The goodwill acquired in fiscal 2016 related to the SP Fiber Acquisition and the Packaging Acquisition. The goodwill disposed of in the Corrugated Packaging segment in fiscal 2016 relates to the disposal of a portion of the reporting unit in connection with the investment in the Grupo Gondi unconsolidated joint venture. The goodwill acquired in fiscal 2015 primarily relates to the Combination. The goodwill acquired in fiscal 2014 related to the acquisitions of the Tacoma Mill, NPG and AGI In-Store.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Financial Results by Quarter (Unaudited)

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$3,470.9	$3,492.7	$3,596.5	$3,611.7
Gross profit	654.7	657.3	727.3	719.3
Pension risk transfer expense	—	—	—	370.7
Restructuring and other costs, net	162.8	111.1	43.1	49.4
Gain on extinguishment of debt	—	—	—	2.7
Income (loss) from continuing operations	30.4	58.4	152.4	(86.4)
(Loss) income from discontinued operations, net of tax	(482.1)	1.4	(58.7)	(5.3)
Consolidated net (loss) income	(451.7)	59.8	93.7	(91.7)
Net (loss) income attributable to common stockholders	(453.5)	56.9	92.3	(92.0)
Basic (loss) earnings per share from continuing operations	0.12	0.22	0.60	(0.34)
Diluted (loss) earnings per share from continuing operations	0.12	0.22	0.59	(0.34)
Basic (loss) earnings per share attributable to common stockholders	(1.76)	0.22	0.37	(0.37)
Diluted (loss) earnings per share attributable to common stockholders	(1.73)	0.22	0.36	(0.37)

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$2,514.2	$2,455.6	$2,538.9	$3,616.1
Gross profit	469.5	457.1	526.3	685.4
Pension lump sum settlement and retiree medical curtailment, net	11.9	—	(0.4)	—
Restructuring and other costs, net	5.4	17.2	13.1	105.1
Loss on extinguishment of debt	—	—	—	(2.6)
Income from continuing operations	125.6	110.4	157.9	107.3
Income from discontinued operations, net of tax	—	—	—	10.6
Consolidated net income	125.6	110.4	157.9	117.9
Net income attributable to common stockholders	125.1	109.8	156.4	115.8
Basic earnings per share from continuing operations	0.89	0.78	1.11	0.41
Diluted earnings per share from continuing operations	0.88	0.77	1.10	0.40
Basic earnings per share attributable to common stockholders	0.89	0.78	1.11	0.45
Diluted earnings per share attributable to common stockholders	0.88	0.77	1.10	0.44

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

(Loss) income from discontinued operations in the first quarter of fiscal 2016 financial results by quarter (unaudited) table includes a pre-tax non-cash goodwill impairment charge of $478.3 million as a result of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it was more likely than not that the goodwill of our then-

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned Specialty Chemicals reporting unit was impaired. No tax benefit was recorded for the goodwill impairment. For additional information see “Note 7. Discontinued Operations”. Basic and diluted earnings per share attributable to common stockholders were decreased by approximately $1.86 and $1.83 per share, respectively.

(Loss) income from discontinued operations in the third quarter of fiscal 2016 financial results by quarter (unaudited) table includes a $101.1 million pre-tax non-cash impairment of our Specialty Chemicals customer relationships intangible that was evaluated at the time of the Separation. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.27 per share. For additional information regarding the impairment charge or the Separation see “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements.

Income from continuing operations in the fourth quarter of fiscal 2016 financial results by quarter (unaudited) table was decreased due to a non-cash charge of $370.7 million recorded on the line item “Pension risk transfer expense” on our Consolidated Statements of Operations as we settled $2.5 billion in pension obligations of the WestRock Company Consolidated Pension Plan. Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.91 per share. For additional information see “Note 14. Retirement Plans”.

During the first quarter of fiscal 2015, we partially settled obligations of one of our defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Income from continuing operations before income taxes included a $20.0 million pre-tax non-cash charge to earnings. Additionally, in the first quarter of fiscal 2015, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an estimated $8.1 million pre-tax non-cash curtailment gain. The aforementioned items are recorded on the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Operations.Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.06 per share. For additional information see “Note 14. Retirement Plans”.

Income from continuing operations in the second quarter of fiscal 2015 financial results by quarter (unaudited) table was increased due to a reduction of cost of goods sold of $5.5 million pre-tax to record an additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were increased by approximately $0.03 and $0.02 per share, respectively, during the second quarter of fiscal 2015 for the aforementioned items.

Income from continuing operations in the fourth quarter of fiscal 2015 financial results by quarter (unaudited) table was reduced due to the inclusion of $63.4 million pre-tax of acquisition inventory step-up expense net of related LIFO impact recorded in our segments as increased cost of goods sold. Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.16 per share. Income from discontinued operations in the fourth quarter of fiscal 2015 financial results by quarter (unaudited) table was reduced due to the inclusion of $8.2 million pre-tax of acquisition inventory step-up expense, net of related LIFO impact recorded in our former Specialty Chemicals segment as increased cost of goods sold. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.18 per share during the fourth quarter of fiscal 2015 for these two inventory step-up expense items.

Note 22.	Subsequent Events (Unaudited)

Pension Settlement Offer

In September 2016, we committed to an offer to partially settle obligations of our U.S. defined benefit pension plans in the first quarter of fiscal 2017, through lump sum and annuity payments to certain eligible former employees who are not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceed a certain minimum threshold can either voluntarily accept or not accept the offer and continue to be entitled to their monthly benefit upon retirement. Based on our experience and that of other companies implementing similar programs, our advisors estimate that former employees representing approximately $160 million to $200 million of aggregate pension benefit obligation will accept the pension settlement offer. Lump sum and/or annuity payments will be made out of existing plan assets and we expect the plan’s funded status to be materially unchanged as a result of the proposed transaction. However, depending upon the percentage of former employees that accept the offer, and whether or not settlement accounting is required, we might recognize a non-cash charge in the period in which the settlements occur. The amounts are estimates as they are subject to the percentage of former employees that accept the offer

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other factors, such as, but not limited to, whether or not the plan is remeasured in the first quarter of fiscal 2017, changes in the discount rate and the actual return on plan assets since the September 30, 2016 measurement date.

Home Health and Beauty - Evaluation of Strategic Alternatives

In November 2016, we announced that our board of directors had authorized us to evaluate strategic alternatives for our Home Health and Beauty business. These alternatives include the potential sale of the business during fiscal 2017. In the event we sell the business for cash, we expect to use the sale proceeds in a manner that is consistent with our balanced capital allocation strategy.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WestRock Company

We have audited the accompanying consolidated balance sheets of WestRock Company as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestRock Company at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WestRock Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WestRock Company

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WestRock Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WestRock Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WestRock Company as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended September 30, 2016 of WestRock Company, and our report dated November 23, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 23, 2016

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2016 included all of our operations. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2016.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2017, which will be filed on or before December 31, 2016, is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer and President

WARD H. DICKSON,
Executive Vice President and Chief Financial Officer
November 23, 2016

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable - there were no changes in or disagreements with accountants on accounting and financial disclosure.

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016. In connection with that evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on March 3, 2016, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on March 3, 2016. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS
Identification of Executive Officers
The executive officers of the Company are as follows as of November 22, 2016:

Name	Age		Position Held

Steven C. Voorhees		62	Chief Executive Officer and President

Robert A. Feeser		55	President, Consumer Packaging

Jeffrey W. Chalovich	53	53	President, Corrugated Packaging

James B. Porter III		65	President, Business Development and Latin America

Ward H. Dickson		54	Executive Vice President and Chief Financial Officer

Robert B. McIntosh		59	Executive Vice President, General Counsel and Secretary

Jennifer Graham-Johnson		48	Chief Human Resources Officer

A. Stephen Meadows		66	Chief Accounting Officer
Steven C. Voorhees has served as WestRock’s chief executive officer and president since July 1, 2015. He served as RockTenn’s chief executive officer from November 2013 through June 30, 2015, as RockTenn’s president and chief operating officer from January 2013 through October 2013 and served as RockTenn’s executive vice president and chief financial officer, from September 2000 to January 2013. Mr. Voorhees also served as RockTenn’s chief administrative officer from July 2008 to January 2013.

Robert A. Feeser has served as WestRock’s president, consumer packaging since September 2016. He had previously served as WestRock’s executive vice president of consumer paper and global solutions since July 1, 2015. Prior to the Combination, Mr. Feeser served as MWV’s executive vice president of global operations. He joined MWV in 1987, and held a number of leadership roles in operations, sales, marketing and general management company, including as MWV’s senior vice president of packaging from 2010 through 2014 and as MWV’s president, packaging resources group from 2004 through 2010.
Jeffrey W. Chalovich has served as WestRock’s president, corrugated packaging since September 2016. He previously served as WestRock’s executive vice president of corrugated containers and commercial excellence. He served as Rock-Tenn’s senior vice president and general manager of corrugated containers through June 30, 2015. Mr. Chalovich joined RockTenn in connection with its acquisition of Southern Container Corp in March 2008, where he served in a variety of sales and general management roles.
James B. Porter III has served as WestRock’s president, business development and Latin America since September 2016. He previously served as WestRock’s’s president, paper solutions since July 1, 2015. He served as RockTenn’s president, paper solutions from April 2014 through June 30, 2015, as RockTenn’s president - corrugated packaging from July 2012 to April 2014, as RockTenn’s president - corrugated packaging and recycling from May 2011 to July 2012 and as executive vice president of RockTenn’s corrugated packaging business from July 2008 until May 2011. Mr. Porter joined RockTenn in connection with its acquisition of Southern Container Corp. in March 2008. Prior to his appointment as executive vice president of RockTenn, Mr. Porter served as the president and chief operating officer of Southern Container from 2004 and served as the president of Solvay Paperboard, a subsidiary of Southern Container, from 1997 through 2004.

Ward H. Dickson has served as WestRock’s executive vice president and chief financial officer since July 1, 2015. He served as RockTenn’s executive vice president and chief financial officer from September 2013 through June 30, 2015. From November 2011 until September 2013, he served as the senior vice president of finance for the global sales and service organization of Cisco Systems, Inc., and, from July 2009 to November 2011, he served as the vice president of finance for the global sales and service organization of Cisco. Mr. Dickson served as the vice president of finance at Scientific Atlanta, a division of Cisco, from February 2006 until July 2009. Prior to Cisco’s acquisition of Scientific Atlanta, Inc. in February 2006, Mr. Dickson had served as that company’s vice president of worldwide financial operations since 2003.
Robert B. McIntosh has served as WestRock’s executive vice president, general counsel and secretary since July 1, 2015. He served as RockTenn’s executive vice president, general counsel and secretary from January 2009 through June 30, 2015 and as RockTenn’s senior vice president, general counsel and secretary from August 2000 until January 2009. Mr. McIntosh joined RockTenn in 1995 as vice president and general counsel.

Jennifer Graham-Johnson has served as WestRock’s chief human resources officer since July 1, 2015. She served as RockTenn’s executive vice president, human resources from April 2012 through June 30, 2015, as RockTenn’s senior vice president, employee services from February 2012 until April 2012, as RockTenn’s vice president of employee services from August 2008 until February 2012 and as RockTenn’s vice president of benefits from November 2003 until August 2008. Ms. Graham-Johnson joined RockTenn in 1993.
A. Stephen Meadows has served as WestRock’s chief accounting officer since July 1, 2015. Mr. Meadows served as RockTenn’s chief accounting officer from July 2006 through June 30, 2015.
All of our executive officers are elected annually by, and serve at the discretion of, the board of directors. Our bylaws provide that until July 1, 2018, the affirmative vote of at least three-fourths of the whole board of directors will be required for the removal or termination of, or any determination not to, or failure to, appoint Mr. Voorhees as our chief executive officer and president.

The information in the sections under the heading “Election of Directors” entitled “Board of Directors,” “Nominees for Election,” “Committees of the Board of Directors — Audit Committee,” “Codes of Business Conduct and Ethics — Code of Ethical Conduct for Chief Executive Officer and Senior Financial Officers,” and “Codes of Business Conduct and Ethics — Copies” and in the section under the heading “Additional Information” entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2017, which will be filed on or before December 31, 2016, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

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

3. Exhibits.

See separate Exhibit Index attached hereto and incorporated herein.

(b) See Item 15(a)(3) and separate Exhibit Index attached hereto and incorporated herein.

(c) Not applicable.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTROCK COMPANY

Dated:	November 23, 2016	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Chief Executive Officer and President (Principal Executive Officer), Director	November 23, 2016
Steven C. Voorhees

/s/ WARD H. DICKSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 23, 2016
Ward H. Dickson

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 23, 2016
A. Stephen Meadows

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 23, 2016
John A. Luke, Jr.

/s/ TIMOTHY J. BERNLOHR	Director	November 23, 2016
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 14, 2016
J. Powell Brown

/s/ MICHAEL E. CAMPBELL	Director	November 15, 2016
Michael E. Campbell

/s/ TERRELL K. CREWS	Director	November 23, 2016
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 23, 2016
Russell M. Currey

/s/ G. STEPHEN FELKER	Director	November 23, 2016
G. Stephen Felker

/s/ LAWRENCE L. GELLERSTEDT, III	Director	November 12, 2016
Lawrence L. Gellerstedt, III

/s/ GRACIA C. MARTORE	Director	November 23, 2016
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 23, 2016
James E. Nevels

/s/ TIMOTHY H. POWERS	Director	November 19, 2016
Timothy H. Powers

/s/ BETTINA M. WHYTE	Director	November 23, 2016
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 14, 2016
Alan D. Wilson

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	—
Agreement and Plan of Merger, dated as of January 23, 2011, by and among, Rock-Tenn Company, Sam Acquisition, LLC and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 2.1 of RockTenn's Current Report on Form 8-K, filed on January 24, 2011).

2.2(a)	—
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

2.2(b)	—
First Amendment to the Second Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and among WestRock Company, MeadWestvaco Corporation, Rock-Tenn Company, Milan Merger Sub, LLC and Rome Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).†

2.3	—
Separation and Distribution Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 2.1 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

3.1	—	Amended and Restated Certificate of Incorporation of WestRock Company (incorporated by reference to Exhibit 3.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

3.2	—	Second Amended and Restated Bylaws of WestRock Company (incorporated by reference to Exhibit 99.2 of WestRock’s Current Report on Form 8-K filed on September 13, 2016).

4.1(a)	—
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

Exhibit Number		Description of Exhibits

4.2(a)	—
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

4.5(b)	—
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

4.5(c)	—
First Supplemental Indenture, dated as of November 7, 2013, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.6(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

Exhibit Number		Description of Exhibits

4.5(d)	—
Second Supplemental Indenture, dated as of February 21, 2014, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.6(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

4.5(e)	—
Third Supplemental Indenture, dated as of July 1, 2015, to the Indenture dated as of February 22, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and HSBC Bank USA, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

4.6(a)	—
Indenture, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of RockTenn's Current Report on Form 8-K filed on October 2, 2012).

4.6(b)	—
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
First Supplemental Indenture, dated as of November 7, 2013, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

4.6(d)	—
Second Supplemental Indenture, dated as of February 21, 2014, to the Indenture dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

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

*10.4(a)	—	Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Current Report on Form 8-K filed on February 3, 2005).

*10.4(b)	—	Amendment Number One to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

Exhibit Number		Description of Exhibits

*10.4(c)	—	Amendment Number 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.4(d)	—	Amendment Number 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.4(e)	—	Amendment Number 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.4(f)	—	Amendment Number 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.5	—
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
First Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective September 1, 2013 (incorporated by reference to Exhibit 10.7(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.7(c)	—
Second Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective January 1, 2015 (incorporated by reference to Exhibit 10.7(c) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.7(d)	—
Third Amendment to the MeadWestvaco Corporation Deferred Income Plan (2007 Restatement) effective July 1, 2015 (incorporated by reference to Exhibit 10.7(d) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

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

10.20	—
Sixth Amended and Restated Receivables Sale Agreement, dated July 22, 2016, among WestRock Company of Texas, WestRock Converting Company, WestRock Mill Company, LLC, WestRock - Southern Container, LLC, WestRock California, Inc., WestRock Minnesota Corporation, WestRock CP, LLC, WestRock - Solvay, LLC, WestRock - REX, LLC, WestRock - Graphics, Inc., WestRock Commercial, LLC, WestRock Packaging, Inc., WestRock Slatersville LLC, WestRock Consumer Packaging Group, LLC, WestRock Dispensing Systems, Inc., and WestRock Packaging Systems, LLC.

*10.21	—
Employment Agreement by and among RockTenn-Southern Container, LLC (successor-in-interest to Southern Container Corp.), Rock-Tenn Services Inc., and James B. Porter III, dated as of December 22, 2014, and effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014).

*10.22	—	Summary of MeadWestvaco Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

*10.23	—	Summary of MeadWestvaco Corporation 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.50 to MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

10.24(a)	—
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

10.24(b)	—
Eighth Amended and Restated Credit and Security Agreement, dated July 22, 2016, among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Cooperatieve Rabobank, U.A.

*10.25	—
Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and John A. Luke, Jr., dated June 30, 2015 (incorporated by reference to Exhibit 10.25 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.26	—
Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and Robert K. Beckler, dated June 30, 2015 (incorporated by reference to Exhibit 10.26 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.27(a)	—
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

Exhibit Number		Description of Exhibits

10.27(b)	—
Amendment No. 1, dated July 1, 2016, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders to the Credit Agreement, dated July 1, 2015 (incorporated by reference to Exhibit 10.27.1 of WestRock’s Current Report on Form 8-K filed on July 7, 2016).

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
Fifth Amended and Restated Performance Undertaking, dated as of September 1, 2015, executed by Westrock RKT Company, as successor-in-interest to Rock-Tenn Company, and Westrock Company(incorporated by reference to Exhibit 10.29 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.30	—
WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.31	—
Uncommitted and Revolving Credit Line Agreement, dated November 2, 2015, between Sumitomo Mitsui Banking Corporation and WestRock Company (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015).

*10.32	—	Employee Stock Purchase Plan, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.33	—	WestRock Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.34	—
Uncommitted and Revolving Credit Line Agreement, dated February 11, 2016, between The Bank of Tokyo-Mitsubishi UFJ, Ltd. and WestRock Company (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.35	—
Uncommitted Line of Credit, dated March 4, 2016, between Cooperatieve Rabobank U.A., New York Branch and WestRock Company (incorporated by reference to Exhibit 10.4 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.36	—
Trust Agreement, dated May 6, 2016, among Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.37	—
Covington Plant Services Agreement, dated May 11, 2016, between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.38	—
Covington Plant Ground Lease Agreement, dated May 11, 2016, between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.39	—	Tax Matters Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.40	—
Transition Services Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.41	—
Employee Matters Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.42	—
Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated January 2, 2016, between WestRock Shared Services, LLC and WestRock MWV, LLC, on the one hand, and Ingevity Corporation, on the other hand (incorporated by reference to Exhibit 10.4 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

Exhibit Number		Description of Exhibits

10.43	—
Intellectual Property Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

@10.44	—	Commitment Agreement, dated September 8, 2016, among WestRock Company, Prudential Insurance Company of America and State Street Bank and Trust Company.

21	—	Subsidiaries of the Registrant.

23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

31.2	—
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

@    Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Exchange Act. Confidential portions of this exhibit have been separately filed with the SEC.