Form 10-Q
period 2016-12-31
WestRock Co
filed 2017-02-07
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 27, 2017
Common Stock, $0.01 par value	250,403,391

WESTROCK COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

Adjusted Earnings from Continuing Operations Per Diluted Share	As defined on p. 41
Adjusted Income from Continuing Operations	As defined on p. 41
A/R Sales Agreement	As defined on p. 25
Antitrust Litigation	As defined on p. 29
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 27
Business Combination Agreement	The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p. 28
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	WestRock common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Agreement	As defined on p. 24
Credit Facility	As defined on p. 24
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Farm Credit Facility	As defined on p. 24
Farm Loan Credit Agreement	As defined on p. 24
FIFO	First-in first-out inventory valuation method
Fiscal 2016 Form 10-K	WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
Grupo Gondi	Gondi, S.A. de C.V.
IDBs	Industrial Development Bonds
Ingevity	Ingevity Corporation, formerly the Specialty Chemicals business of WestRock
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
MEPP or MEPPs	Multiemployer pension plan(s)
MWV	WestRock MWV, LLC, formerly MeadWestvaco Corporation
MWV Merger Sub	Milan Merger Sub, LLC

Term or Acronym	Definition

MMSF	Millions of square feet
MPS	Multi Packaging Solutions International Limited
Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc.
Paris Agreement	An agreement signed in April 2016 among the U.S. and over 170 other countries which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015
Pension Act	Pension Protection Act of 2006
PRPs or PRP	Potentially responsible parties
Receivables Facility	Our $700.0 million receivables-backed financing facility that expires on July 22, 2019
RockTenn	WestRock RKT Company, formerly Rock-Tenn Company
RockTenn Merger Sub	Rome Merger Sub, Inc.
SEC	Securities and Exchange Commission
Separation	The May 15, 2016 distribution of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s shareholders
Seven Hills	Seven Hills Paperboard LLC
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Silgan	Silgan Holdings Inc.
Smurfit-Stone Acquisition	The May 27, 2011 acquisition of Smurfit-Stone by Rock-Tenn Company
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
SARs	Stock appreciation rights
U.S.	United States
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2016	2015

Net sales	$3,447.2	$3,470.9
Cost of goods sold	2,855.9	2,816.2
Gross profit	591.3	654.7
Selling, general and administrative, excluding intangible amortization	336.3	335.9
Selling, general and administrative intangible amortization	52.6	52.6
Restructuring and other costs, net	81.0	162.8
Operating profit	121.4	103.4
Interest expense	(65.1)	(65.2)
Interest income and other income (expense), net	12.1	15.8
Equity in income of unconsolidated entities	13.7	1.3
Income from continuing operations before income taxes	82.1	55.3
Income tax expense	(3.6)	(24.9)
Income from continuing operations	78.5	30.4
Loss from discontinued operations (net of income tax expense of $0 and $1.3)	—	(482.1)
Consolidated net income (loss)	78.5	(451.7)
Less: Net loss (income) attributable to noncontrolling interests	2.4	(1.8)
Net income (loss) attributable to common stockholders	$80.9	$(453.5)

Basic earnings per share from continuing operations	$0.32	$0.12
Basic loss per share from discontinued operations	—	(1.88)
Basic earnings (loss) per share attributable to common stockholders	$0.32	$(1.76)

Diluted earnings per share from continuing operations	$0.32	$0.12
Diluted loss per share from discontinued operations	—	(1.85)
Diluted earnings (loss) per share attributable to common stockholders	$0.32	$(1.73)

Cash dividends paid per share	$0.40	$0.375

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2016	2015
Consolidated net income (loss)	$78.5	$(451.7)
Other comprehensive loss, net of tax:
Foreign currency:
Foreign currency translation loss	(110.7)	(49.7)
Derivatives:
Deferred gain on cash flow hedges	0.1	—
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	0.3
Defined benefit pension plans:
Net actuarial loss arising during the period	(10.2)	—
Amortization and settlement recognition of net actuarial loss, included in pension cost	4.4	1.7
Amortization and curtailment recognition of prior service cost, included in pension cost	0.2	0.3
Other comprehensive loss	(116.2)	(47.4)
Comprehensive loss	(37.7)	(499.1)
Less: Comprehensive loss (income) attributable to noncontrolling interests	2.9	(1.7)
Comprehensive loss attributable to common stockholders	$(34.8)	$(500.8)

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	December 31, 2016	September 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$493.3	$340.9
Restricted cash	7.3	25.5
Accounts receivable (net of allowances of $38.5 and $36.5)	1,517.5	1,592.2
Inventories	1,656.3	1,638.2
Other current assets	360.8	315.8
Total current assets	4,035.2	3,912.6
Property, plant and equipment, net	9,079.1	9,294.3
Goodwill	4,762.1	4,778.1
Intangibles, net	2,520.1	2,599.3
Restricted assets held by special purpose entities	1,291.9	1,293.8
Prepaid pension asset	271.5	257.8
Other assets	911.2	902.3
	$22,871.1	$23,038.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$283.4	$292.9
Accounts payable	1,213.3	1,054.4
Accrued compensation and benefits	296.0	405.9
Other current liabilities	439.8	429.8
Total current liabilities	2,232.5	2,183.0
Long-term debt due after one year	5,483.8	5,496.3
Pension liabilities, net of current portion	326.7	328.1
Postretirement benefit liabilities, net of current portion	141.0	140.0
Non-recourse liabilities held by special purpose entities	1,167.8	1,170.2
Deferred income taxes	3,116.0	3,130.7
Other long-term liabilities	760.6	746.2
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	12.7	13.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 250.1 million and 251.0 million shares outstanding at December 31, 2016 and September 30, 2016, respectively	2.5	2.5
Capital in excess of par value	10,430.3	10,458.6
Accumulated deficit	(139.2)	(105.9)
Accumulated other comprehensive loss	(742.1)	(626.4)
Total stockholders’ equity	9,551.5	9,728.8
Noncontrolling interests	78.5	101.2
Total equity	9,630.0	9,830.0
	$22,871.1	$23,038.2

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2016	2015
Operating activities:
Consolidated net income (loss)	$78.5	$(451.7)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	275.2	294.3
Cost of real estate sold	51.3	9.3
Deferred income tax benefit	(18.8)	(20.5)
Share-based compensation expense	17.1	11.8
Gain on disposal of plant, equipment and other, net	(0.4)	(0.5)
Equity in income of unconsolidated entities	(13.7)	(1.3)
Pension and other postretirement funding (more) than expense (income)	(17.0)	(12.2)
Cash surrender value increase in excess of premiums paid	(6.3)	(10.0)
Impairment adjustments	38.1	123.1
Distributed earnings from equity investments	8.6	0.5
Other non-cash items	(13.4)	(14.6)
Impairment of Specialty Chemicals goodwill	—	478.3
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	53.8	228.6
Inventories	(45.3)	(59.5)
Other assets	(16.0)	15.5
Accounts payable	166.5	(49.0)
Income taxes	(2.9)	30.5
Accrued liabilities and other	(37.9)	(49.6)
Net cash provided by operating activities	517.4	523.0
Investing activities:
Capital expenditures	(176.1)	(203.8)
Cash received (paid) for purchase of businesses, net of cash acquired	3.5	(281.7)
Debt purchased in connection with an acquisition	—	(36.5)
Corporate-owned life insurance premium paid	(0.7)	—
Investment in unconsolidated entities	(1.4)	(0.1)
Return of capital from unconsolidated entities	9.5	0.1
Proceeds from sale of subsidiary and affiliates	—	10.2
Proceeds from sale of property, plant and equipment	4.7	8.4
Net cash used for investing activities	(160.5)	(503.4)
Financing activities:
Additions to revolving credit facilities	3.4	46.4
Additions to debt	0.6	277.2
Repayments of debt	(5.5)	(143.8)
Other financing repayments	(10.6)	(0.4)
Issuances of common stock, net of related minimum tax withholdings	9.2	5.4
Purchases of common stock	(68.0)	(94.3)
Excess tax benefits from share-based compensation	0.7	—
Advances from (repayments to) unconsolidated entity	1.0	(1.1)
Cash dividends paid to shareholders	(100.4)	(96.4)
Cash distributions paid to noncontrolling interests	(21.0)	(2.8)
Net cash used for financing activities	(190.6)	(9.8)
Effect of exchange rate changes on cash and cash equivalents	(13.9)	(1.2)
Increase in cash and cash equivalents	152.4	8.6
Cash and cash equivalents from continuing operations, at beginning of period	340.9	207.8
Cash and cash equivalents from discontinued operations, at beginning of period	—	20.5
Balance of cash and cash equivalents at beginning of period	340.9	228.3
Cash and cash equivalents from continuing operations, at end of period	493.3	204.8
Cash and cash equivalents from discontinued operations, at end of period	—	32.1
Balance of cash and cash equivalents at end of period	$493.3	$236.9

	Three Months Ended
	December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$23.5	$23.4
Interest, net of amounts capitalized	$20.5	$19.2

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the three months ended December 31, 2015, relate to the SP Fiber Acquisition. For additional information regarding this acquisition, see “Note 5. Acquisitions and Investment”.

Three Months Ended December 31, 2015
(In millions)
Fair value of assets acquired, including goodwill	$475.2
Cash consideration for the purchase of businesses, net of cash acquired (1)	$278.5
Debt purchased in connection with an acquisition	$36.5
Liabilities assumed	$160.2

Included in liabilities assumed is the following item:
Debt assumed in acquisitions	$13.7
(1) Cash consideration for the purchase of businesses, net of cash acquired reflects the cash flow line item cash paid for the purchase of businesses, net of cash acquired less the then unreceived estimated working capital settlement of $3.2 million.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2016
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

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2016 from the audited Consolidated Financial Statements included in our Fiscal 2016 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three months ended December 31, 2016 and December 31, 2015, our comprehensive loss for the three months ended December 31, 2016 and December 31, 2015, our financial position at December 31, 2016 and September 30, 2016, and our cash flows for the three months ended December 31, 2016 and December 31, 2015.

On May 15, 2016, WestRock completed the Separation. Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. With the completion of the Separation, we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the results of operations of our former Specialty Chemicals segment prior to the Separation as discontinued operations in the accompanying consolidated financial statements. See “Note 6. Discontinued Operations” for more information.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2016 Form 10-K. The results for the three months ended December 31, 2016 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

New Accounting Standards - Recently Issued

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC 350, “Intangibles-Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU will be applied prospectively. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC 805, “Business Combinations”. The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU defines an output as “the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues.” The ASU is effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods, and early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. We are evaluating the impact of these provisions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which amends its new revenue recognition guidance described below. The ASU allows entities to omit quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 other technical corrections and changes to the new revenue standard. The amendments address questions that stakeholders have raised but do not change any of the principles in the new revenue guidance. The ASU is effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods, and can be applied using a full retrospective or modified retrospective approach. We are evaluating the impact of these provisions.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which amends the guidance in ASC 230, “Statement of Cash Flows”. The new ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be prepared either on the face of the statement of cash flows or in the notes to the financial statements. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017 (October 1, 2018 for us), applied retrospectively for each period presented. Early adoption is permitted. We are evaluating the impact of these provisions.

In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control”, which amends certain provisions of ASU 810, “Consolidation”. The ASU amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity. Under the ASU, a reporting entity considers its indirect economic interests in a variable interest entity held through related parties that are under common control on a proportionate basis, in a manner consistent with its consideration of its indirect economic interests held through related parties that are not under common control. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning on or after December 15, 2016 (October 1, 2017 for us). We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory”, which requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) in the period in which the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized through use. The new guidance will require companies to defer the income tax effects only of intercompany transfers of inventory. The ASU is effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which amends the guidance in ASC 230, “Statement of Cash Flows”. The ASU clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows for the following transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. The ASU also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance requires retrospective adoption and is effective for fiscal years beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those fiscal years. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the period of adoption. We are evaluating the impact of these provisions.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASU 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available for sale debt securities with unrealized losses,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

entities will be required to measure credit losses in a manner similar to what they do today, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year or origination for most financing receivables. The ASU is effective for annual reporting periods beginning after December 15, 2019 (October 1, 2020 for us), including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customer, Narrow-Scope Improvements and Practical Expedients”, which amends its new revenue recognition guidance on transitioning to the new revenue recognition standard, collectibility, non-cash consideration and the presentation of sales and other similar taxes. The ASU clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. The ASU also clarifies how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The ASU is effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods, and can be applied using a full retrospective or modified retrospective approach. We are evaluating the impact of these provisions.

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Improvements To Employee Share Based Payment Accounting”, which amends certain provisions of ASU 718, “Compensation - Stock Compensation”. The ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years. Based on our current stock compensation awards, the adoption is currently not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customer, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to clarify the principal versus agent guidance in its new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. These provisions also clarify the indicators to determine when an entity is acting as a principal or an agent. The ASU is effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods, and can be applied using a full retrospective or modified retrospective approach. We are evaluating the impact of these provisions.

In March 2016, the FASB issued ASU 2016-07 “Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASU 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASU 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require de-designation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We currently do not expect that these provisions will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018 (October 1, 2019 for us), including interim periods within those fiscal years. Early adoption is permitted.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of these provisions.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”, which amends certain provisions of ASC 330 “Inventory”. The ASU requires inventory to be measured at the lower of cost and net realizable value. These provisions do not apply to inventory that is measured using LIFO or the retail inventory method. These provisions apply to all other inventory, which includes inventory that is measured using FIFO or average cost. These provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years, applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. Given that the majority of our inventory is measured using LIFO, we currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

Note 3.	Equity and Other Comprehensive (Loss) Income

Equity

The following is a summary of the changes in total equity for the three months ended December 31, 2016 (in millions):

	WestRock Company Stockholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2016	$9,728.8	$101.2	$9,830.0
Net income (loss) attributable to common stockholders	80.9	(2.4)	78.5
Other comprehensive loss, net of tax	(115.7)	—	(115.7)
Income tax expense from share-based plans	(0.1)	—	(0.1)
Compensation expense under share-based plans	16.9	—	16.9
Cash dividends declared (per share - $0.40)(2)	(101.4)	—	(101.4)
Distributions and adjustments to noncontrolling interests	—	(20.3)	(20.3)
Issuance of common stock, net of stock received for minimum tax withholdings	10.1	—	10.1
Purchases of common stock	(68.0)	—	(68.0)
Balance at December 31, 2016	$9,551.5	$78.5	$9,630.0

(1)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2016, we repurchased approximately 1.3 million shares of Common Stock for an aggregate cost of $68.0 million. As of December 31, 2016, we had approximately 25.1 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2016 and December 31, 2015 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$(626.4)
Other comprehensive income (loss) before reclassifications	0.1	(10.1)	(110.2)	(120.2)
Amounts reclassified from accumulated other comprehensive loss	—	4.5	—	4.5
Net current period other comprehensive income (loss)	0.1	(5.6)	(110.2)	(115.7)
Balance at December 31, 2016	$(0.1)	$(529.4)	$(212.6)	$(742.1)

(1)	All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)
Other comprehensive loss before reclassifications	—	—	(49.5)	(49.5)
Amounts reclassified from accumulated other comprehensive loss	0.3	1.9	—	2.2
Net current period other comprehensive income (loss)	0.3	1.9	(49.5)	(47.3)
Balance at December 31, 2015	$(1.1)	$(538.8)	$(287.6)	$(827.5)

(1)     All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging approximately 30% to 31% for the three months ended December 31, 2016 and 33% to 34% for the three months ended December 31, 2015. Although we are impacted by a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2016 were primarily due to the changes in the Euro/U.S. dollar and Mexican Peso/U.S. dollar exchange rates. Foreign currency translation gains and losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2015 were primarily due to the change in the Canadian/U.S. dollar and European Euro/U.S. dollar exchange rates. For the three months ended December 31, 2016, we recorded defined benefit actuarial losses of $10.1 million, net of $3.7 million of deferred income tax expense, in other comprehensive (loss) income, due to actuarial experience in our Canadian defined benefit plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2016			December 31, 2015
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(6.4)	$2.2	$(4.2)	$(2.3)	$0.7	$(1.6)
Prior service (costs) credits (2)	(0.4)	0.1	(0.3)	(0.4)	0.1	(0.3)
Subtotal defined benefit plans	(6.8)	2.3	(4.5)	(2.7)	0.8	(1.9)

Derivative Instruments (1)
Commodity cash flow hedges (3)	—	—	—	(0.7)	0.3	(0.4)
Foreign currency cash flow hedges (4)	—	—	—	0.2	(0.1)	0.1
Subtotal derivative instruments	—	—	—	(0.5)	0.2	(0.3)

Total reclassifications for the period	$(6.8)	$2.3	$(4.5)	$(3.2)	$1.0	$(2.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 13. Retirement Plans” for additional details.

(3)	These accumulated other comprehensive income components are included in cost of goods sold.

(4)	These accumulated other comprehensive income components are included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended
	December 31,
	2016	2015
Basic earnings (loss) per share:
Numerator:
Income from continuing operations	$78.5	$30.4
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	2.4	(0.1)
Income available to common stockholders, before discontinued operations	80.9	30.3
Loss from discontinued operations (1)	—	(483.8)
Net income (loss) attributable to common stockholders	$80.9	$(453.5)
Denominator:
Basic weighted average shares outstanding	251.2	257.6

Basic earnings per share from continuing operations	$0.32	$0.12
Basic loss per share from discontinued operations	—	(1.88)
Basic earnings (loss) per share attributable to common stockholders	$0.32	$(1.76)

Diluted earnings (loss) per share:
Numerator:
Income from continuing operations	$78.5	$30.4
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	2.4	(0.1)
Income available to common stockholders, before discontinued operations	80.9	30.3
Loss from discontinued operations (1)	—	(483.8)
Net income (loss) attributable to common stockholders	$80.9	$(453.5)
Denominator:
Basic weighted average shares outstanding	251.2	257.6
Effect of dilutive stock options and non-participating securities	4.1	4.5
Diluted weighted average shares outstanding	255.3	262.1

Diluted earnings per share from continuing operations	$0.32	$0.12
Diluted loss per share from discontinued operations	—	(1.85)
Diluted earnings (loss) per share attributable to common stockholders	$0.32	$(1.73)

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $1.7 million for the three months ended December 31, 2015, respectively.

During the three months ended December 31, 2016 and December 31, 2015 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Weighted average shares includes approximately 0.3 million of reserved, but unissued shares at each of December 31, 2016 and December 31, 2015. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Options and restricted stock in the amount of 0.6 million and 0.9 million common shares, respectively, in the three months ended December 31, 2016 and December 31, 2015, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions and Investment

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture and options valued at approximately $0.3 billion. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The cash contribution remains in the joint venture to support its growth. As the majority equity holder, Grupo Gondi manages the joint venture and we provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Interest income and other income (expense), net” on our Condensed Consolidated Statements of Operations in the third quarter of fiscal 2016. The transaction includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture. We have included the financial results of the Grupo Gondi investment since the formation of the joint venture in our Corrugated Packaging segment, and are accounting for the investment under the equity method.

Packaging Acquisition

On January 19, 2016, we completed a stock purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $94.1 million, net of cash received of $1.7 million, a working capital settlement and a $3.5 million escrow receivable received in the first quarter of fiscal 2017. The transaction is subject to an election under Section 338(h)(10) of the Code that increases the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The purchase price allocation for the acquisition included $10.5 million of customer relationship intangible assets, $8.2 million of goodwill and $26.1 million of liabilities, including $1.3 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes. At December 31, 2016, we were in the process of finalizing the estimated fair values of all assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to revision.

SP Fiber

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in GPS. GPS is a joint venture providing steam to the Dublin mill and electricity to Georgia Power. The purchase price was $278.8 million, net of cash received of $9.2 million and a working capital settlement. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

The Dublin mill has helped balance the fiber mix of our mill system, including our ability to serve the increasing demand for lighter weight containerboard, and the addition of kraft and bag paper has diversified our product offering. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We determined GPS should be consolidated as a variable interest entity under ASC 810 “Consolidation”. Our evaluation concluded that WestRock is the primary beneficiary

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of GPS as WestRock has both the power and benefits as defined by ASC 810. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

The purchase price allocation for the acquisition included $13.5 million of customer relationship intangible assets, $57.3 million of goodwill and $150.3 million of liabilities, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

Note 6.	Discontinued Operations

On May 15, 2016, WestRock completed the Separation. Since the Separation, we have not beneficially owned any shares of Ingevity common stock and Ingevity has been an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. We disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

In connection with the Separation, we and Ingevity entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others a tax matters agreement, a lease and ground service agreement with respect to our Covington, Virginia facility, an intellectual property agreement, a crude tall oil and black liquor soap skimming supply agreement, a trust agreement, an employee matters agreement and a transition services agreement. These agreements provided for the allocation between us and Ingevity of assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain relationships between us and Ingevity after the Separation.

Prior to the Separation, Ingevity, then a wholly-owned subsidiary of WestRock, borrowed $500.0 million in contemplation of the Separation. In addition, Ingevity assumed an $80.0 million, 7.67% capital lease obligation due January 15, 2027 owed to the City of Wickliffe, KY. In contemplation of the Separation, Ingevity also funded a trust in the amount of $68.9 million to secure the balloon principal payment of that capital lease upon the lease’s maturity. We remain a co-obligor on the capital lease obligation; therefore, the capital lease assumed by Ingevity remains recorded in our Condensed Consolidated Financial Statements in long-term debt. At the time of the Separation, we recorded a $108.2 million long-term asset for the estimated fair value of the future principal and interest payments on the capital lease obligation assumed by Ingevity. The value of the long-term asset will reduce over the life of the lease with interest using the effective interest method. The $500.0 million of debt and the $68.9 million in the trust were assumed by Ingevity, and were removed from our condensed consolidated financial statements as part of our discontinued operations reporting.

The following table presents the financial results of Specialty Chemicals’ discontinued operations (in millions):

Three Months Ended
December 31, 2015
Net sales	$209.8
Cost of goods sold	163.3
Gross Profit	46.5
Selling, general and administrative, excluding intangible amortization	27.8
Selling, general and administrative intangible amortization	11.6
Restructuring and other costs, net	8.3
Impairment of Specialty Chemicals goodwill	478.3
Operating loss	(479.5)
Interest income (expense) and other income (expense), net	(1.3)
Loss from discontinued operations before income taxes	(480.8)
Income tax expense	(1.3)
Loss from discontinued operations	$(482.1)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Accordingly, we performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July 1, 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation of our Specialty Chemicals business. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and began a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis, we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held and used” basis did not exceed the estimated undiscounted future cash flows.

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

The following table presents the significant non-cash items and capital expenditures for Specialty Chemicals’ that are included in the three months ended December 31, 2015 Condensed Consolidated Statements of Cash Flows (in millions):

Three Months Ended
December 31, 2015
Depreciation, depletion and amortization	$22.7
Impairment of Specialty Chemicals goodwill	$478.3
Capital expenditures	$(32.2)

Note 7.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $81.0 million and $162.8 million for the three months ended December 31, 2016 and December 31, 2015, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. We discuss our restructuring and other costs, net in more detail below and those charged to discontinued operations in “Note 6. Discontinued Operations”.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three months ended December 31, 2016 and December 31, 2015, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(2)	Current Qtr.	$1.4	$(0.2)	$0.4	$1.7	$0.1	$3.4
	Prior Year Qtr.	121.2	9.1	0.2	5.2	3.3	139.0
	Cumulative	221.0	39.6	4.9	32.9	21.8	320.2
	Expected Total	221.0	39.6	6.5	37.0	23.1	327.2
Consumer Packaging(3)	Current Qtr.	19.9	8.7	0.7	—	17.8	47.1
	Prior Year Qtr.	(2.1)	0.6	0.2	0.1	—	(1.2)
	Cumulative	29.2	16.7	2.8	1.7	18.4	68.8
	Expected Total	29.2	16.7	3.1	1.8	18.4	69.2
Land and Development (4)	Current Qtr.	—	0.9	—	—	—	0.9
	Prior Year Qtr.	—	—	—	—	—	—
	Cumulative	—	11.6	—	—	—	11.6
	Expected Total	—	15.1	—	—	—	15.1
Other(5)	Current Qtr.	—	0.3	—	—	29.3	29.6
	Prior Year Qtr.	1.2	—	—	—	23.8	25.0
	Cumulative	1.2	1.7	—	—	416.3	419.2
	Expected Total	1.2	1.7	—	—	416.3	419.2
Total	Current Qtr.	$21.3	$9.7	$1.1	$1.7	$47.2	$81.0
	Prior Year Qtr.	$120.3	$9.7	$0.4	$5.3	$27.1	$162.8
	Cumulative	$251.4	$69.6	$7.7	$34.6	$456.5	$819.8
	Expected Total	$251.4	$73.1	$9.6	$38.8	$457.8	$830.7

(1)
We have defined “Net Property, Plant and Equipment” as used in this Note 7 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(2)
The Corrugated Packaging segment current quarter charges primarily reflect on-going closure costs at previously closed facilities. The prior year quarter charges primarily reflect the charges associated with the permanent closures of the Coshocton, OH medium mill and the Newberg, OR containerboard and newsprint mill and on-going closure costs at previously closed facilities. The cumulative charges are primarily associated with the closure of the Coshocton, Uncasville, Newberg, Vapi, India and Matane, Quebec mills, cumulative closure of corrugated container plants and recycled collection facilities and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(3)
The Consumer Packaging segment current quarter charges primarily reflect the charges associated with a folding carton facility including a $17.6 million impairment of a customer relationship intangible in the other costs column, beverage facilities and on-going closure costs at previously closed facilities. The income in the prior year quarter is primarily associated with the gain on sale of the Cincinnati, OH specialty recycled paperboard mill, partially offset by severance costs relating to exiting a product offering at one of our facilities and on-going closure activity at previously closed facilities. The cumulative charges primarily reflect our Cincinnati, OH mill, the aforementioned customer relationship intangible impairment and cumulative closures of folding carton, beverage and merchandising display facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(4)	The Land and Development segment current quarter and cumulative charges reflect severance and other employee costs related to personnel reductions in the segment.

(5)
The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate that primarily consist of costs incurred as a result of acquisition, integration and divestiture expenses, excluding the Specialty Chemicals costs which are included in discontinued operations. The charges in the Net Property, Plant and Equipment column are for the write-off of leasehold improvements associated with the integration of the Combination. The pre-tax charges in the “Other” segment are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Divestiture Expenses	Other Expenses	Total
Current Qtr.	$1.6	$21.9	$5.8	$0.3	$29.6
Prior Year Qtr.	$3.5	$21.5	$—	$—	$25.0

Acquisition expenses include expenses associated with mergers, acquisitions and other business combinations, whether consummated or not, as well as litigation expenses associated with mergers, acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate merger and acquisition integration, such as information systems integration costs, lease expense and other costs. Divestiture expenses in the first quarter of fiscal 2017 are primarily associated with the evaluation of strategic alternatives for our Home, Health and Beauty business and consist primarily of advisory, legal, accounting and other professional fees. Due to the complexity and duration of the integration activities associated with the Combination, the precise amount expected to be incurred has not been quantified in the “Expected Total” in the Summary of Restructuring and Other Costs, Net table above. We expect integration activities from the Combination to continue during fiscal 2017.

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended
	December 31,
	2016	2015
Accrual at beginning of fiscal year	$44.8	$21.4
Additional accruals	19.1	20.2
Payments	(10.6)	(12.2)
Adjustment to accruals	(1.1)	0.6
Accrual at December 31	$52.2	$30.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):
	Three Months Ended
	December 31,
	2016	2015
Additional accruals and adjustments to accruals (see table above)	$18.0	$20.8
Acquisition expenses	1.6	3.5
Integration expenses	12.7	12.3
Divestiture expenses	5.8	—
Net property, plant and equipment	21.3	120.3
Severance and other employee expense	1.3	0.1
Equipment and inventory relocation costs	1.1	0.4
Facility carrying costs	1.7	5.3
Other expense	17.5	0.1
Total restructuring and other costs, net	$81.0	$162.8

Note 8.	Income Taxes

The effective tax rates from continuing operations for the three months ended December 31, 2016 and December 31, 2015 were 4.4% and 45.0%, respectively. The effective tax rate from continuing operations for the three months ended December 31, 2016 was lower than the statutory federal rate primarily due to (i) a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that will simplify future operating activities within the U.S., (ii) favorable tax items such as the domestic manufacturer’s deduction, (iii) lower tax rates applied to foreign earnings, primarily in Canada, offset by (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations and (v) the inclusion of state taxes. The effective tax rate from continuing operations for the three months ended December 31, 2015 was higher than the statutory federal rate primarily due to the impact of (i) state taxes, (ii) the exclusion of tax benefits related to losses recorded by certain foreign operations, offset by (iii) favorable tax items such as the domestic manufacturer’s deduction and (iv) a tax rate differential applied to certain foreign earnings, primarily in Canada.

Note 9.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined by LIFO, which we believe generally results in a better matching of current costs and revenues than under the FIFO inventory valuation method. In periods of increasing costs, LIFO generally results in higher cost of goods sold than under FIFO. In periods of decreasing costs, the results are generally the opposite. Since LIFO is designed for annual determinations, it is possible to make an actual valuation of inventory under LIFO only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, we base interim LIFO estimates on management’s projection of expected year-end inventory levels and costs. We value all other inventories at the lower of cost or market, with cost determined using methods which approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories and certain inventoried spare parts and supplies inventories. Inventories were as follows (in millions):

	December 31, 2016	September 30, 2016
Finished goods and work in process	$836.6	$800.6
Raw materials	543.6	535.7
Spare parts and supplies	326.9	335.7
Inventories at FIFO cost	1,707.1	1,672.0
LIFO reserve	(50.8)	(33.8)
Net inventories	$1,656.3	$1,638.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 10.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following (in millions):

	December 31, 2016	September 30, 2016
Property, plant and equipment at cost:
Land and buildings	$2,172.2	$2,307.9
Machinery and equipment	10,789.0	10,672.9
Forestlands and mineral rights	202.1	201.1
Transportation equipment	28.3	27.6
Leasehold improvements	62.4	62.4
	13,254.0	13,271.9
Less accumulated depreciation and amortization	(4,174.9)	(3,977.6)
Property, plant and equipment, net	$9,079.1	$9,294.3

Note 11.	Debt

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At December 31, 2016, our Credit Facility, Farm Credit Facility and public bonds were unsecured. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2016 Form 10-K.

The following were individual components of debt (in millions):

	December 31, 2016		September 30, 2016
	Carrying Value	Weighted Avg. Interest Rate	Carrying Value	Weighted Avg. Interest Rate
U.S. Dollar Denominated Fixed Rate Debt:
Public bonds due fiscal 2017 to 2022	$1,645.6	3.9%	$1,651.0	3.9%
Public bonds due fiscal 2023 to 2027	411.8	4.3%	411.8	4.3%
Public bonds due fiscal 2030 to 2033	983.6	4.7%	987.5	4.7%
Public bonds due fiscal 2037 to 2047	179.0	6.0%	179.2	6.0%

U.S. Dollar Denominated Floating Rate Debt:
Term loan facilities	2,196.0	1.8%	2,195.7	1.8%

Capital lease obligations	182.0	4.2%	184.4	4.2%

Supplier financing and commercial card programs	95.5	N/A	106.0	N/A

International and other debt	73.7	8.0%	73.6	7.3%
Total debt	5,767.2	3.3%	5,789.2	3.3%
Less current portion of debt	283.4		292.9
Long-term debt due after one year	$5,483.8		$5,496.3

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2016. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Total debt at December 31, 2016 and September 30, 2016 includes unamortized fair market value step-up of $305.9 million and $316.3 million, respectively.

At December 31, 2016, we had $114.1 million of outstanding letters of credit not drawn upon. At December 31, 2016, we had approximately $2.5 billion of availability under our committed credit facilities and approximately $0.2 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $5.9 billion and $6.0 billion as of December 31, 2016 and September 30, 2016, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) that provides for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On July 1, 2015, we drew $1.2 billion of the $2.3 billion unsecured term loan and $1.1 billion was available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws. On March 24, 2016, we drew $600.0 million of the then available $1.1 billion delayed draw term loan facility for general corporate purposes and the balance of the delayed draw term loan facility was terminated. On June 22, 2016, we pre-paid $200.0 million of amortization payments through the second quarter of fiscal 2018.

On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original 5-year term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder will continue to mature on July 1, 2020. Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies, including Canadian dollars, Euro and Pound Sterling. Additionally, we may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility.

On July 1, 2015, three WestRock wholly-owned subsidiaries, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600 million (the “Farm Credit Facility”). The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV. At December 31, 2016, there was $600.0 million outstanding under this facility.

On December 1, 2015, we entered into a $200 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The facility matured on December 1, 2016. On February 11, 2016, we entered into a $100 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matures on February 9, 2017. At December 31, 2016, we had no amounts outstanding under this facility. On March 4, 2016, we entered into a $100 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matures on March 2, 2017. At December 31, 2016, we had no amounts outstanding under this facility.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility and on July 22, 2016, we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. At December 31, 2016 and September 30, 2016, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were approximately $544 million and $584 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2016 was approximately $852 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement. At December 31, 2016, we had no amounts outstanding under this facility.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

We disclose the fair value of our long-term debt in “Note 11. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2016 Form 10-K. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

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

The following table represents a summary of the activity under the A/R Sales Agreement for the three months ended December 31, 2016 and December 31, 2015 (in millions):

	Three Months Ended
	December 31,
	2016	2015
Receivable from financial institution at beginning of fiscal year	$13.8	$5.8
Receivables sold to the financial institution and derecognized	381.5	337.0
Receivables collected by financial institution	(342.3)	(332.7)
Cash proceeds from financial institution	(42.6)	(4.2)
Receivable from financial institution at December 31,	$10.4	$5.9

Cash proceeds related to receivables sold are included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the accounts receivable line item. The loss on sale is not material as it is currently less than $5 million per fiscal year, and is recorded in interest income and other income (expense), net. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2016 and December 31, 2015, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the goodwill impairment of our former Specialty Chemicals reporting unit in the three months ended December 31, 2015, as discussed in “Note 6. Discontinued Operations”, respectively.

Note 13.	Retirement Plans

We have defined benefit pension plans and other postretirement plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, under several labor contracts, we make payments, based on hours worked, into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in our principal pension plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. For more information regarding our retirement plans, see “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2016 Form 10-K.

The following table represents a summary of the components of net pension (benefit) cost (in millions):

	Three Months Ended
	December 31,
	2016	2015
Service cost	$12.0	$21.9
Interest cost	48.5	77.4
Expected return on plan assets	(79.5)	(103.1)
Amortization of net actuarial loss	7.2	2.7
Amortization of prior service cost	1.0	1.0
Company defined benefit plan benefit	(10.8)	(0.1)
Multiemployer and other plans	1.0	1.4
Net pension (benefit) cost	$(9.8)	$1.3

During the three months ended December 31, 2016 and December 31, 2015 we made contributions of $7.0 million and $9.7 million, respectively, to our qualified and supplemental defined benefit pension plans. In December 2016, we partially settled obligations of two of our U.S. defined benefit plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Lump sum payments of $192.2 million were made out of existing plan assets for the two plans, and the funded status of the two plans was materially unchanged as a result of the transaction. No gain or loss was recorded in either plan as total lump sum payments were below the threshold for settlement accounting for each plan.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the postretirement benefits costs (in millions):

	Three Months Ended
	December 31,
	2016	2015
Service cost	$0.6	$0.6
Interest cost	1.8	2.1
Amortization of net actuarial gain	(0.3)	(0.3)
Amortization of prior service credit	(0.6)	(0.5)
Postretirement plan cost	$1.5	$1.9

During the three months ended December 31, 2016 and December 31, 2015, we funded an aggregate of $0.7 million and $4.3 million, respectively, to our postretirement benefit plans.

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” Boiler MACT required compliance by January 31, 2016 or January 31, 2017 for mills for which we obtained a compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves.

We believe that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of December 31, 2016, we had $17.3 million reserved for environmental liabilities on an undiscounted basis, of which $9.1 million is included in other long-term liabilities and $8.2 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at December 31, 2016.

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

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in light of this decision; however, certain states where we operate manufacturing facilities are continuing their efforts. We are carefully monitoring the state-level developments relating to this rule. Due to ongoing litigation and other uncertainties regarding these GHG regulations, including the potential impact of the new U.S. executive administration, the impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which limits GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. We are carefully monitoring this litigation to assess its potential impact on our Tacoma operations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In April 2016, the U.S. and over 170 other countries signed the Paris Agreement, which establishes a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement came into force on October 3, 2016. Although, the Paris Agreement does not contain legally binding emissions reduction requirements and it is unclear if the new U.S. executive administration will seek to implement it, legislation passed by ratifying governments to achieve their respective commitments may require industrial facilities, including our operations, to make process changes, incur capital expenditures and/or increase operating costs.

Several of our international facilities are located in countries that have already adopted GHG emissions trading schemes. For example, Quebec has become a member of the Western Climate Initiative, which is a collaboration among California and certain Canadian provinces that have joined together to create a cap-and-trade program to reduce GHG emissions. In 2009, Quebec adopted a target of reducing GHG emissions by 20% below 1990 levels by 2020 and 37.5% from 1990 levels by 2030. In 2011, Quebec issued a final regulation establishing a regional cap-and-trade program that required reductions in GHG emissions from covered emitters as of January 1, 2013. Our mill in Quebec is subject to these cap-and-trade requirements, although the direct impact of this regulation has not been material to date. Compliance with this program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years.

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

Litigation

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, formerly known as RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. The U. S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision to grant class certification, and on December 30, 2016, several of the class defendants filed a petition for certiorari to the U.S. Supreme Court seeking to challenge the certification. Class defendants also filed on January 9, 2017 individual and joint Motions for Summary Judgment in the District Court. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2016, there were approximately 680 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be up to $50 million. As of December 31, 2016, we have recorded $4.5 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

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

The following table shows selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2016	2015
Net sales (aggregate):
Corrugated Packaging	$1,943.6	$1,964.3
Consumer Packaging	1,510.9	1,542.2
Land and Development	54.0	15.4
Total	$3,508.5	$3,521.9
Less net sales (intersegment):
Corrugated Packaging	$36.7	$34.3
Consumer Packaging	24.6	16.7
Total	$61.3	$51.0
Net sales (unaffiliated customers):
Corrugated Packaging	$1,906.9	$1,930.0
Consumer Packaging	1,486.3	1,525.5
Land and Development	54.0	15.4
Total	$3,447.2	$3,470.9
Segment income:
Corrugated Packaging	$141.5	$180.1
Consumer Packaging	87.6	91.2
Land and Development	1.7	0.7
Segment income	230.8	272.0
Restructuring and other costs, net	(81.0)	(162.8)
Non-allocated expenses	(14.7)	(4.5)
Interest expense	(65.1)	(65.2)
Interest income and other income (expense), net	12.1	15.8
Income from continuing operations before income taxes	$82.1	$55.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 16.	Subsequent Events

On January 23, 2017, we announced we had entered into a definitive purchase agreement with certain subsidiaries of Silgan under which Silgan will purchase our Home, Health and Beauty business for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. We expect to receive net after-tax proceeds from the divestiture of approximately $1 billion. We expect to close the transaction, subject to necessary regulatory approvals, in the second quarter of fiscal 2017.

On January 24, 2017, we announced a definitive agreement had been reached for us to acquire all of the outstanding shares of MPS for $18.00 per share in cash and the assumption of an estimated $873 million in net debt, for a total enterprise value of approximately $2.28 billion. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We expect to refinance existing MPS debt assumed as part of the transaction upon closing. The transaction is expected to be financed through a combination of cash on hand and existing credit facilities. The transaction is subject to a vote by MPS’ shareholders and is expected to close in the third quarter of fiscal 2017, subject to the receipt of applicable regulatory approvals and other customary closing conditions. The two largest shareholders of MPS, representing approximately 57% of its shares outstanding, have entered into voting agreements pursuant to which they have agreed to, subject to certain exceptions, vote all of their shares in favor of the transaction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2016, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2016 Form 10-K. The table in “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements shows certain operating data for our segments. The following discussion also includes certain non-GAAP measures. See our reconciliations of non-GAAP measures in the “Results of Operations (Consolidated)” and “Non-GAAP Financial Measures” sections below.

On May 15, 2016, we completed the Separation. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment prior to the Separation as discontinued operations in the accompanying Condensed Consolidated Financial Statements, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements for more information. Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, Consumer Packaging and Land and Development. See “Note 15. Segment Information” of the Notes to Condensed Consolidated Financial Statements for more information.

Overview

Net sales of $3,447.2 million for the first quarter of fiscal 2017 decreased $23.7 million, or 0.7%, compared to the first quarter of fiscal 2016. The net sales decrease was primarily the result of lower Consumer Packaging and Corrugated Packaging net sales partially offset by increased Land and Development net sales. Segment income decreased $41.2 million, or 15.1%, to $230.8 million in the first quarter of fiscal 2017 compared to the prior year quarter, primarily as a result of synergy and performance improvements being more than offset by cost inflation, lower sales price/mix and sales volumes, the adverse impact of Hurricane Matthew and other items. We discuss these items in greater detail in our segment discussion below.

Income from continuing operations in the first quarter of fiscal 2017 was $78.5 million compared to $30.4 million in the first quarter of fiscal 2016. We recorded pre-tax restructuring and other costs, net, of $81.0 million and $162.8 million for the three months ended December 31, 2016 and December 31, 2015, respectively. Adjusted Income from Continuing Operations in the first quarter of fiscal 2017 of $120.9 million decreased $28.7 million compared to the first quarter of fiscal 2016.

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

	Three Months Ended
	December 31,
	2016	2015
Earnings from continuing operations per diluted share	$0.32	$0.12
Restructuring and other items	0.24	0.44
One-time state tax benefit	(0.09)	—
Inventory stepped-up in purchase accounting, net of LIFO	—	0.01
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.47	$0.57

In the first quarter of fiscal 2017, our restructuring and other items included $50.8 million of pre-tax facility closure costs, primarily related to costs associated with a folding carton facility and beverage operations and costs at other previously closed facilities, including a $17.6 million impairment of a customer relationship intangible; $21.9 million of pre-tax integration expenses primarily including severance and other costs associated with the Combination; $5.8 million of divestiture expense primarily associated with our home, health and beauty business; $1.6 million of acquisition costs and $0.9 million of pre-tax severance expenses and other employee costs related to personnel reductions in the Land and Development segment; and $6.7 million, primarily of operating losses and transition costs associated with operations in the process of being closed. In addition, the first quarter of fiscal 2017 included a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring.

In the first quarter of fiscal 2016, our restructuring and other items included $137.8 million of pre-tax facility closure costs, which primarily related to the previously announced permanent closure of the Coshocton, OH medium mill and the permanent closure of the Newberg, OR mill; $21.5 million of pre-tax integration expenses primarily including severance and other costs associated with the Combination; $12.2 million of operating losses and transition costs primarily associated with operations in the process of being closed; and $3.5 million of acquisition expenses. Additionally, we incurred $2.8 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three months ended December 31, 2016 and December 31, 2015 (in millions):

	Three Months Ended
	December 31,
	2016	2015
Net sales	$3,447.2	$3,470.9
Cost of goods sold	2,855.9	2,816.2
Gross profit	591.3	654.7
Selling, general and administrative expenses, excluding intangible amortization	336.3	335.9
Selling, general and administrative intangible amortization	52.6	52.6
Restructuring and other costs, net	81.0	162.8
Operating profit	121.4	103.4
Interest expense	(65.1)	(65.2)
Interest income and other income (expense), net	12.1	15.8
Equity in income of unconsolidated entities	13.7	1.3
Income from continuing operations before income taxes	82.1	55.3
Income tax expense	(3.6)	(24.9)
Income from continuing operations	78.5	30.4
Loss from discontinued operations (net of income tax expense of $0 and $1.3)	—	(482.1)
Consolidated net income (loss)	78.5	(451.7)
Less: Net loss (income) attributable to noncontrolling interests	2.4	(1.8)
Net income (loss) attributable to common stockholders	$80.9	$(453.5)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016	$3,470.9	$3,492.7	$3,596.5	$3,611.7	$14,171.8
Fiscal 2017	$3,447.2
% Change	(0.7)%

Net sales in the first quarter of fiscal 2017 decreased $23.7 million compared to the first quarter of fiscal 2016, primarily as a result of lower Consumer Packaging and Corrugated Packaging net sales partially offset by increased Land and Development net sales. We discuss our sales in greater detail in our segment discussion below.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016	$2,816.2	$2,835.4	$2,869.2	$2,892.4	$11,413.2
(% of Net Sales)	81.1%	81.2%	79.8%	80.1%	80.5%

Fiscal 2017	$2,855.9
(% of Net Sales)	82.8%

The increase in cost of goods sold in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was due to the Packaging Acquisition, cost inflation, the impact of Hurricane Matthew and other items. These factors were partially offset by synergy and productivity improvements. We discuss these items in greater detail in our segment discussion below.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016	$335.9	$342.0	$341.5	$360.0	$1,379.4
(% of Net Sales)	9.7%	9.8%	9.5%	10.0%	9.7%

Fiscal 2017	$336.3
(% of Net Sales)	9.8%

SG&A excluding intangible amortization increased $0.4 million in the first quarter of fiscal 2017 compared to the prior year quarter.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $52.6 million in both the first quarter of fiscal 2017 and 2016.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $81.0 million and $162.8 million in the first quarter of fiscal 2017 and 2016, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, integration or divestiture can vary. We discuss these charges in more detail in “Note 7. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements.

Acquisitions and Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. As the majority equity holder, Grupo Gondi manages the joint venture and we provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. We have included the financial results of the Grupo Gondi investment since the formation in our Corrugated Packaging segment, and are accounting for the investment under the equity method.

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

On October 1, 2015, we acquired SP Fiber in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48 percent interest in GPS, which we consolidate. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. The Dublin mill has helped balance the fiber mix of our mill system and the addition of kraft and bag paper has diversified our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the financial results of SP Fiber and GPS since the respective dates of acquisition in our Corrugated Packaging segment.

We discuss these acquisitions in more detail in “Note 5. Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the first quarter of fiscal 2017 was $65.1 million, essentially flat compared to $65.2 million for the same quarter last year.

Provision for Income Taxes

We recorded income tax expense from continuing operations of $3.6 million for the three months ended December 31, 2016, compared to income tax expense from continuing operations of $24.9 million for the three months ended December 31, 2015, respectively. The effective tax rates from continuing operations for the three months ended December 31, 2016 and December 31, 2015 were 4.4% and 45.0%, respectively. The effective tax rate from continuing operations for the three months ended December 31, 2016 was lower than the statutory federal rate primarily due to a $23.8 million discrete tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring. For additional information, see “Note 8. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net for the first quarter of fiscal 2017 was income of $12.1 million compared to income of $15.8 million for the same quarter last year.

Loss from Discontinued Operations

Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Loss from discontinued operations, net of tax, was $482.1 million for the three months ended December 31, 2015. The loss is primarily related to a $478.3 million goodwill impairment charge. For additional information, see “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging Shipments in two groups following the Combination, North America and Brazil / India. In the third quarter of fiscal 2016, we recast the North American Corrugated Container Shipments in the table below to remove the historical impact of the three box plants contributed to the Grupo Gondi joint venture in that quarter to provide comparability to the third quarter of fiscal 2016 and future results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
North American Corrugated Packaging Shipments - thousands of tons	2,046.7	2,040.3	2,114.1	2,153.2	8,354.3
North American Corrugated Containers Shipments - BSF	18.7	18.2	18.6	18.9	74.4
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	291.4	294.5	295.1

Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9
North American Corrugated Containers Shipments - BSF	18.8
North American Corrugated Containers Per Shipping Day - MMSF	312.9

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
Brazil / India Corrugated Packaging Shipments - thousands of tons	180.2	173.5	166.8	164.8	685.3
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3	1.4	1.6	5.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	19.8	19.1	19.6	19.4

Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0
Brazil / India Corrugated Containers Shipments - BSF	1.5
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4

Corrugated Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Third Quarter	1,967.7	192.4	9.8
Fourth Quarter	2,003.7	192.4	9.6
Total	$7,868.5	$739.9	9.4%

Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%

(1) Net Sales before intersegment eliminations

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment decreased $20.7 million in the first quarter of fiscal 2017 compared to the prior year quarter primarily as a result of a $26.2 million decrease due to the impact of Hurricane Matthew, a net $21.6 million due to having contributed three box plants to the Grupo Gondi joint-venture in April 2016 and $12.2 million of lower corrugated sales price/mix; which were partially offset by higher recycled fiber sales of $17.9 million due to commodity price changes, $15.1 million due to foreign currency and $5.4 million of higher volumes.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2017 decreased $38.6 million compared to the prior year quarter. In the first quarter of fiscal 2017 compared to the prior year quarter, the cost of inflation was an estimated $51.3 million, the impact of Hurricane Matthew and a legal settlement reduced segment income by $19.7 million, and lower sales price/mix was $12.2 million. These items were partially offset by an estimated $41.6 million of increased synergies and productivity improvements and $5.3 million of higher volumes compared to the prior year quarter. The primary inflationary items consisted of $24.4 million of recycled fiber costs, $14.4 million of energy costs, $9.2 million of labor costs and $3.2 million of chemical costs, which were partially offset by $10.2 million of lower virgin fiber costs.

Consumer Packaging Shipments

Consumer Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes merchandising displays and dispensing sales since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
Consumer Packaging Shipments - thousands of tons	949.3	974.4	986.3	998.7	3,908.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	9.5	9.4	36.7
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	148.5	146.3	145.7

Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5
Consumer Packaging Converting Shipments - BSF	9.0
Consumer Packaging Converting Per Shipping Day - MMSF	150.0

Consumer Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Third Quarter	1,635.8	151.7	9.3
Fourth Quarter	1,621.7	139.1	8.6
Total	$6,388.1	$481.7	7.5%

Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%

(1) Net Sales before intersegment eliminations

Net Sales (Consumer Packaging Segment)

The $31.3 million decrease in net sales for the Consumer Packaging segment for the first quarter of fiscal 2017 compared to the prior year quarter was primarily the result of $65.5 million of lower volumes partially offset by $37.5 million from the Packaging Acquisition.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2016 decreased $3.6 million compared to the prior year quarter. In the first quarter of fiscal 2017 compared to the prior year quarter, the cost of inflation was an estimated $29.3 million, the impact of lower volumes was $11.4 million and lower selling price/mix was $8.6 million. These items were partially offset by an estimated $48.5 million of increased synergies and productivity improvements compared to the prior year quarter. The primary inflationary items consisted of $9.2 million of chemical costs, $9.1 million of energy costs, $7.1 million of labor costs and $5.1 million of recycled fiber costs, which were partially offset by $7.2 million of lower virgin fiber costs.

Land and Development

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Third Quarter	42.0	9.5	22.6
Fourth Quarter	43.7	(1.6)	(3.7)
Total	$119.8	$4.6	3.8%

Fiscal 2017
First Quarter	$54.0	$1.7	3.1%

(1) Net Sales before intersegment eliminations

Net Sales (Land and Development Segment)

Land and Development’s net sales for the first quarter of fiscal 2017 were $54.0 million compared to $15.4 million in the first quarter of fiscal 2016. The increased sales were a result of accelerating the monetization of our land and development portfolio. We expect to complete our monetization program by the end of calendar 2018.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $1.7 million in the first quarter of fiscal 2017 compared to $0.7 million in the first quarter of fiscal 2016. The segment’s assets were stepped-up to fair value as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-up in fair value of our land portfolio in this segment is expected to reduce future profitability on existing projects but should not impact future cash flows.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary sources of liquidity are summarized below. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements for additional information on our outstanding debt and the fair value of our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not a key source of liquidity to our domestic operations.

Primary Sources of Liquidity

At December 31, 2016, we had approximately $2.5 billion of availability under our committed credit facilities and approximately $0.2 billion available under our uncommitted credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

•
On July 1, 2015, we entered into a credit agreement that included a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original 5-year term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder will continue to mature on July 1, 2020. At December 31, 2016, we had no amounts outstanding under this facility.

•
We have a $700.0 million Receivables Facility and on July 22, 2016 we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. At December 31, 2016, we had no amounts outstanding under this facility.

•
On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matures on February 9, 2017. At December 31, 2016, we had no amounts outstanding under this facility.

•
On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matures on March 2, 2017. At December 31, 2016, we had no amounts outstanding under this facility.

Cash and cash equivalents were $493.3 million at December 31, 2016 and $340.9 million at September 30, 2016. Approximately 59% of the cash and cash equivalents at December 31, 2016 were outside of the U.S. At December 31, 2016 and September 30, 2016, total debt was $5,767.2 million and $5,789.2 million, respectively, $283.4 million of which was short-term at December 31, 2016.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at December 31, 2016. At December 31, 2016, we had $114.1 million of outstanding letters of credit not drawn upon.

Cash Flow Activity

	Three Months Ended
	December 31,
	2016	2015
	(In millions)
Net cash provided by operating activities	$517.4	$523.0
Net cash used for investing activities	$(160.5)	$(503.4)
Net cash used for financing activities	$(190.6)	$(9.8)

Net cash provided by operating activities during the three months ended December 31, 2016 decreased $5.6 million compared to the three months ended December 31, 2015. Despite the variance in our working capital components, working capital was relatively unchanged in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Net cash used for investing activities of $160.5 million in the three months ended December 31, 2016 consisted primarily of $176.1 million of capital expenditures. Net cash used for investing activities of $503.4 million in the three months ended December 31, 2015 consisted primarily of $203.8 million of capital expenditures, $281.7 million for the SP Fiber Acquisition and $36.5 million for the purchase of debt owed by GPS.

We expect fiscal 2017 capital expenditures to be in the range to be in the range of $750 million. In fiscal 2017, we expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our $1.0 billion annualized run rate synergy and performance improvement target, before inflation, to be realized by September 30, 2018, and (iv) to generate attractive returns. We believe we have an opportunity to improve our performance through capital investment in our box plant system, the most prominent investments being our multi-year project of installing new “evolution” equipment capable of printing, folding and gluing corrugated sheets into corrugated containers. We expect to install a total of 30 units. We are in the process of installing the 25th unit and expect to install four more units in fiscal 2017.

In the three months ended December 31, 2016, net cash used for financing activities of $190.6 million consisted primarily of cash dividends paid to stockholders of $100.4 million, purchases of Common Stock of $68.0 million and a net decrease in debt of $12.1 million. In the three months ended December 31, 2015, net cash used for financing activities of $9.8 million consisted primarily of cash dividends paid to stockholders of $96.4 million and purchases of common stock of $94.3 million that were largely offset by the net increase in debt aggregating $179.4 million. In January 2017, our board of directors approved our February 2017 quarterly dividend of $0.40 per share, indicating an annualized dividend of $1.60 per share. During fiscal 2016, we paid quarterly dividends of $0.375 per share for an annual dividend of $1.50 per share.

At December 31, 2016, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $293 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. We expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction. Foreign and state net operating losses and credits will be used over a longer period of time. Including the estimated impact of book and tax accounting differences, we expect our cash tax rate to be in the high twenties in fiscal 2017, and expect it to continue to move closer to our income tax rate in fiscal 2018 and 2019. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors.

We made contributions of $7.7 million to our pension and supplemental retirement plans during the three months ended December 31, 2016. Based on current facts and assumptions, we expect to contribute approximately $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows. We do not expect the partial settlement of our U.S. defined benefit plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit to require us to make additional pension plan contributions.

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

New Accounting Standards

See “Note 2. New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Non-GAAP Financial Measures

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions, net of tax):

	Three Months Ended
	December 31,
	2016	2015
Income from continuing operations	$78.5	$30.4
Restructuring and other items, net of income tax expense of $23.9 and $57.5	63.8	117.5
One-time state tax benefit	(23.8)	—
Inventory stepped-up in purchase accounting, net of LIFO and net of income tax expense of $0 and $0.9	—	1.9
Noncontrolling interest from continuing operations	2.4	(0.2)
Adjusted Income from Continuing Operations	$120.9	$149.6

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our anticipation that we will be able to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; the step-up in fair value of our land portfolio in our Land and Development segment is expected to reduce future profitability on existing projects but should not impact future cash flows; our expectation of paying an annualized dividend of $1.60 per share in fiscal 2017; we expect to contribute $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations; the timing of our adoption of various recently adopted or issued accounting standards and our expectation that each of ASU 2017-04, ASU 2016-17, ASU 2016-16, ASU 2015-11, ASU 2016-05, ASU 2016-07, ASU 2016-09 and ASU-2016-13 will not have a material effect on our consolidated financial statements; amounts and timing of capital expenditure projects; our belief that the Quebec cap-and-trade program and other similar programs may require expenditures to meet required GHG emission reduction requirements in future years; that if the Paris Agreement becomes legally binding, mandatory GHG reduction requirements that may be imposed in accordance with the Paris Agreement could require process changes, capital expenditures and/or increase the company’s operating costs at some facilities; our expectation for buyer-specific synergies related to the Combination, the SP Fiber Acquisition and Packaging Acquisition; our belief that we have an opportunity to improve our performance through capital investment in our box plant system, and that we expect to install a total of 30 new “evolution” equipment units, including four more in fiscal 2017; that management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows; management’s belief that the resolution of a number of other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $293 million in future potential reductions of U.S. federal, state and foreign cash taxes; that based on our current projections, we expect to utilize our remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years and that foreign and state net operating losses and credits will be used over a longer period of time; we expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction; we expect our cash tax rate to be in the high twenties in fiscal 2017 and for it to continue to move closer to our income tax expense in fiscal 2018 and 2019; that we expect to complete the monetization of our land and development portfolio by the end of calendar 2018; that we expect that we expect integration activities to continue during fiscal 2017; our belief that the costs of proj ects related to certain of our current or former locations being investigated or remediated under various environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our estimate of our exposure for matters related to guarantees being up to $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; the Packaging Acquisition is subject to an election under Section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations and available borrowings under our credit facilities; our belief that the Grupo Gondi joint venture will help grow our presence in the attractive Mexican market; that with respect to the Packaging Acquisition, we expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes; expected totals for restructuring and other costs, net; our expectation that fiscal 2017 capital expenditures will be in the range of $750 million and the capital expenditure projects we expect to invest in for fiscal 2017; and the anticipated timing of closing each of the potential sale of our home, health and beauty business to Silgan, and the potential purchase of MPS.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination and the Separation; our ability to effectively integrate the operations of RockTenn and MWV; the results and impacts of each of the disposition of the Home, Health and Beauty business and the acquisition of MPS; whether and when the conditions to the completion of each of the disposition of the Home, Health and Beauty business and the acquisition of MPS will be satisfied; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

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

the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2016 Form 10-K and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2016 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2016.

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

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard from mid-2005 through November 8, 2010. Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. RockTenn CP, LLC, as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the class defendants, including us, appealed that decision. On August 4, 2016, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision regarding class certification, and on December 30, 2016, several of the class defendants filed a petition for certiorari to the U.S. Supreme Court seeking to challenge the certification. Class defendants also filed on January 9, 2017 individual and joint Motions for Summary Judgment in the District Court. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2016, there were approximately 680 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We believe that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.    RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in our Fiscal 2016 Form 10-K. Additional risks related to our announced acquisition of MPS are described below.

We May Not Complete Our Proposed Acquisition of MPS

The consummation of the merger of our wholly owned subsidiary with and into MPS whereby MPS would become our wholly owned subsidiary is subject to certain closing conditions, including, among others, (i) the approval of the merger agreement by MPS shareholders, which under applicable Bermuda law requires the affirmative vote of three-fourths of the outstanding MPS common shares voting at the MPS shareholder meeting, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of required antitrust approvals in the European Union, China, Canada and Mexico, (iv) the absence of any applicable law, judgment, legal restraint, prohibition or binding order that prevents, makes illegal or prohibits the consummation of the merger and (v) subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the merger agreement, as well as the performance of each party’s obligations under the merger agreement in all material respects. In addition, the merger agreement contains certain termination rights for both MPS and us, including in the event (i) the merger is not consummated on or before October 23, 2017 (which deadline may be extended under certain circumstances to January 23, 2018), (ii) the approval of the shareholders of MPS is not obtained or (iii) MPS terminates the merger agreement to enter into a definitive written agreement providing for a superior alternative transaction.

The conditions to the closing of the merger may not be satisfied and the merger agreement could be terminated. In addition, satisfying the conditions to the merger may take longer, and could cost more, than we and MPS expect. The occurrence of any of these events individually or in combination may adversely affect the benefits we expect to achieve from the merger and the trading price of our Common Stock. In addition, if the merger does not close, the attention of our management will have been diverted to the merger, rather than our operations and pursuit of other opportunities.

We May Not Realize the Anticipated Benefits of the MPS Acquisition

We entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies. However, we may not be able to achieve these benefits or it may take us longer than expected to achieve them. In addition, we may not be able to integrate MPS into our operations without encountering difficulties, including inconsistencies in standards, systems and controls, and without diverting management’s focus and resources from ordinary business activities and opportunities. It is also possible that the integration process could result in the loss of key employees or affect the combined company’s ability to maintain relationships with customers and suppliers. Any of the foregoing could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2016, we repurchased approximately 1.3 million shares of Common Stock for an aggregate cost of $68.0 million. As of December 31, 2016, we had approximately 25.1 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	—	$—	—	26,496,739
November 1, 2016 through November 30, 2016	476,400	49.29	476,400	26,020,339
December 1, 2016 through December 31, 2016	870,800	51.07	870,800	25,149,539
Total	1,347,200		1,347,200

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	February 7, 2017	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 2.4*
Purchase Agreement, dated January 23, 2017, by and among Silgan Holdings LLC, Silgan White Cap Holdings Spain, S.L., Silgan Holdings B.V., Silgan Holdings Inc., WestRock MWV, LLC and WestRock Company (incorporated by reference to Exhibit 2.4 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

Exhibit 2.5
Agreement and Plan of Merger, dated January 23, 2017, among WestRock Company, WRK Merger Sub Limited and Multi Packaging Solutions International Limited (incorporated by reference to Exhibit 2.5 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

Exhibit 2.6
Voting Agreement, dated January 23, 2017, between WestRock Company and Mustang Investment Holdings L.P (incorporated by reference to Exhibit 2.6 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

Exhibit 2.7
Voting Agreement, dated January 23, 2017, between WestRock Company and CEP III Chase S.à r.l. (incorporated by reference to Exhibit 2.7 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

Exhibit 10.45(a)
Amended and Restated Employment Agreement, dated January 1, 2008, between MeadWestvaco Corporation and Robert A. Feeser (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

Exhibit 10.45(b)
Letter Agreement, dated December 12, 2016, between WestRock Company and Robert A. Feeser (incorporated by reference to Exhibit 99.2 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

Exhibit 10.46
Employment Agreement, dated July 31, 2007, between Southern Container Corp. and Jeffrey W. Chalovich (incorporated by reference to Exhibit 99.3 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

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

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

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