Form 10-Q
period 2017-03-31
WestRock Co
filed 2017-05-09
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 24, 2017
Common Stock, $0.01 par value	251,098,810

WESTROCK COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

Adjusted Earnings from Continuing Operations Per Diluted Share	As defined on p. 49
Adjusted Income from Continuing Operations	As defined on p. 49
A/R Sales Agreement	As defined on p. 27
Antitrust Litigation	As defined on p. 33
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 31
Business Combination Agreement	The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, RockTenn Merger Sub, and MWV Merger Sub
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p. 32
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Business Combination Agreement, (i) RockTenn Merger Sub was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) MWV Merger Sub was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	WestRock common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Agreement	As defined on p. 26
Credit Facility	As defined on p. 26
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Farm Credit Facility	As defined on p. 26
Farm Loan Credit Agreement	As defined on p. 26
FIFO	First-in first-out inventory valuation method
Fiscal 2016 Form 10-K	WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
Grupo Gondi	Gondi, S.A. de C.V.
HH&B	Home, Health and Beauty, a division of our Consumer Packaging segment
IDBs	Industrial Development Bonds
Ingevity	Ingevity Corporation, formerly the Specialty Chemicals business of WestRock
LIFO	Last-in first-out inventory valuation method
MEPP or MEPPs	Multiemployer pension plan(s)
MWV	WestRock MWV, LLC, formerly MeadWestvaco Corporation

Term or Acronym	Definition

MWV Merger Sub	Milan Merger Sub, LLC
MMSF	Millions of square feet
MPS	Multi Packaging Solutions International Limited
Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc.
Paris Agreement	An agreement signed in April 2016 among the U.S. and over 170 other countries which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015
Pension Act	Pension Protection Act of 2006
Plan	WestRock Company Consolidated Pension Plan
PRPs or PRP	Potentially responsible parties
Receivables Facility	Our $700.0 million receivables-backed financing facility that expires on July 22, 2019
RockTenn	WestRock RKT Company, formerly Rock-Tenn Company
RockTenn Merger Sub	Rome Merger Sub, Inc.
SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
Separation	The May 15, 2016 distribution of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s stockholders
Seven Hills	Seven Hills Paperboard LLC
SG&A	Selling, general and administrative expenses
Smurfit-Stone	Smurfit-Stone Container Corporation
Silgan	Silgan Holdings Inc.
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
Star Pizza Acquisition	Our March 13, 2017 purchase of certain assets and liabilities of Star Pizza, a privately owned and operated corrugated pizza box distributor
U.S.	United States
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$3,656.3	$3,492.7	$7,103.5	$6,963.6
Cost of goods sold	2,980.9	2,835.4	5,836.8	5,651.6
Gross profit	675.4	657.3	1,266.7	1,312.0
Selling, general and administrative, excluding intangible amortization	349.1	342.0	685.4	677.9
Selling, general and administrative intangible amortization	49.6	53.5	102.2	106.1
Pension lump sum settlement	28.7	—	28.7	—
Land and Development impairment	42.7	—	42.7	—
Restructuring and other costs, net	18.3	111.1	99.3	273.9
Operating profit	187.0	150.7	308.4	254.1
Interest expense	(65.8)	(64.0)	(130.9)	(129.2)
Loss on extinguishment of debt	(0.1)	—	(0.1)	—
Interest income and other income (expense), net	14.2	6.5	26.3	22.3
Equity in income (loss) of unconsolidated entities	6.5	(0.3)	20.2	1.0
Income from continuing operations before income taxes	141.8	92.9	223.9	148.2
Income tax expense	(43.6)	(34.5)	(47.2)	(59.4)
Income from continuing operations	98.2	58.4	176.7	88.8
Income (loss) from discontinued operations, net of income tax expense of $0, $5.9, $0 and $7.2	—	1.4	—	(480.7)
Consolidated net income (loss)	98.2	59.8	176.7	(391.9)
Less: Net loss (income) attributable to noncontrolling interests	4.9	(2.9)	7.3	(4.7)
Net income (loss) attributable to common stockholders	$103.1	$56.9	$184.0	$(396.6)

Basic earnings per share from continuing operations	$0.41	$0.22	$0.73	$0.34
Basic loss per share from discontinued operations	—	—	—	(1.89)
Basic earnings (loss) per share attributable to common stockholders	$0.41	$0.22	$0.73	$(1.55)

Diluted earnings per share from continuing operations	$0.40	$0.22	$0.72	$0.34
Diluted loss per share from discontinued operations	—	—	—	(1.87)
Diluted earnings (loss) per share attributable to common stockholders	$0.40	$0.22	$0.72	$(1.53)

Cash dividends paid per share	$0.40	$0.375	$0.80	$0.75

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Consolidated net income (loss)	$98.2	$59.8	$176.7	$(391.9)
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation gain (loss)	89.3	147.4	(21.4)	97.7
Derivatives:
Deferred loss on cash flow hedges	(0.2)	(0.6)	(0.1)	(0.6)
Reclassification adjustment of net loss on cash flow hedges included in earnings	—	0.3	—	0.6
Defined benefit pension plans:
Net actuarial gain arising during the period	30.7	1.4	20.5	1.4
Amortization and settlement recognition of net actuarial loss, included in pension cost	22.4	1.7	26.8	3.4
Prior service cost arising during the period	(0.9)	—	(0.9)	—
Amortization and curtailment recognition of prior service (credit) cost, included in pension cost	(0.5)	0.3	(0.3)	0.6
Other comprehensive income	140.8	150.5	24.6	103.1
Comprehensive income (loss)	239.0	210.3	201.3	(288.8)
Less: Comprehensive loss (income) attributable to noncontrolling interests	4.6	(3.1)	7.5	(4.8)
Comprehensive income (loss) attributable to common stockholders	$243.6	$207.2	$208.8	$(293.6)

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	March 31, 2017	September 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$385.3	$340.9
Restricted cash	5.9	25.5
Accounts receivable (net of allowances of $39.1 and $36.5)	1,563.5	1,592.2
Inventories	1,587.9	1,638.2
Other current assets	222.8	263.5
Assets held for sale	1,227.1	52.3
Total current assets	4,992.5	3,912.6
Property, plant and equipment, net	8,633.7	9,294.3
Goodwill	4,458.0	4,778.1
Intangibles, net	2,282.6	2,599.3
Restricted assets held by special purpose entities	1,290.4	1,293.8
Prepaid pension asset	336.0	257.8
Other assets	956.9	902.3
	$22,950.1	$23,038.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$214.2	$292.9
Accounts payable	1,225.3	1,054.4
Accrued compensation and benefits	303.1	405.9
Other current liabilities	366.3	429.8
Liabilities held for sale	212.2	—
Total current liabilities	2,321.1	2,183.0
Long-term debt due after one year	5,459.5	5,496.3
Pension liabilities, net of current portion	291.6	328.1
Postretirement benefit liabilities, net of current portion	141.0	140.0
Non-recourse liabilities held by special purpose entities	1,165.8	1,170.2
Deferred income taxes	3,033.3	3,130.7
Other long-term liabilities	768.3	746.2
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	12.9	13.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 251.0 million and 251.0 million shares outstanding at March 31, 2017 and September 30, 2016, respectively	2.5	2.5
Capital in excess of par value	10,431.0	10,458.6
Accumulated deficit	(147.2)	(105.9)
Accumulated other comprehensive loss	(601.6)	(626.4)
Total stockholders’ equity	9,684.7	9,728.8
Noncontrolling interests	71.9	101.2
Total equity	9,756.6	9,830.0
	$22,950.1	$23,038.2

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	March 31,
	2017	2016
Operating activities:
Consolidated net income (loss)	$176.7	$(391.9)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	539.1	585.5
Cost of real estate sold	124.6	23.4
Deferred income tax benefit	(55.5)	(1.7)
Share-based compensation expense	34.5	30.2
Loss on extinguishment of debt	0.1	—
Gain on disposal of plant, equipment and other, net	(8.5)	(0.2)
Equity in income of unconsolidated entities	(20.2)	(1.0)
Pension and other postretirement funding (more) than expense (income)	(10.0)	(40.5)
Loss on contribution of subsidiary	1.7	—
Cash surrender value increase in excess of premiums paid	(18.4)	(17.5)
Impairment adjustments	45.0	186.2
Distributed earnings from equity investments	12.7	2.7
Other non-cash items	(21.7)	(16.0)
Land and Development impairment	42.7	—
Impairment of Specialty Chemicals goodwill	—	478.3
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(90.8)	113.5
Inventories	(50.7)	(80.2)
Other assets	(52.8)	(66.1)
Accounts payable	218.7	(58.8)
Income taxes	10.3	23.7
Accrued liabilities and other	(60.4)	5.6
Net cash provided by operating activities	817.1	775.2
Investing activities:
Capital expenditures	(365.3)	(418.4)
Cash paid for purchase of businesses, net of cash acquired	(31.7)	(381.0)
Debt purchased in connection with an acquisition	—	(36.5)
Corporate-owned life insurance premium paid	(0.8)	—
Investment in unconsolidated entities	(1.4)	(0.4)
Return of capital from unconsolidated entities	12.6	0.5
Proceeds from sale of subsidiary and affiliates	—	10.2
Proceeds from sale of property, plant and equipment	29.6	9.5
Net cash used for investing activities	(357.0)	(816.1)
Financing activities:
Additions to revolving credit facilities	65.6	78.3
Additions to debt	1.2	1,021.1
Repayments of debt	(175.9)	(455.2)
Other financing additions	7.8	0.2
Issuances of common stock, net of related minimum tax withholdings	7.2	(10.8)
Purchases of common stock	(93.0)	(238.8)
Excess tax benefits from share-based compensation	1.5	0.1
Repayments to unconsolidated entity	(0.9)	(0.2)
Cash dividends paid to shareholders	(201.1)	(191.6)
Cash distributions paid to noncontrolling interests	(22.1)	(16.8)
Net cash (used for) provided by financing activities	(409.7)	186.3
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(6.1)
Increase in cash and cash equivalents	44.4	139.3

	Six Months Ended
	March 31,
	2017	2016
Cash and cash equivalents from continuing operations, at beginning of period	340.9	207.8
Cash and cash equivalents from discontinued operations, at beginning of period	—	20.5
Balance of cash and cash equivalents at beginning of period	340.9	228.3
Cash and cash equivalents from continuing operations, at end of period	385.3	345.2
Cash and cash equivalents from discontinued operations, at end of period	—	22.4
Balance of cash and cash equivalents at end of period	$385.3	$367.6

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$90.6	$49.4
Interest, net of amounts capitalized	$115.5	$114.6

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the six months ended March 31, 2017 relate to the Star Pizza Acquisition. Liabilities assumed in the six months ended March 31, 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. For additional information regarding these acquisitions, see “Note 5. Acquisitions and Investment”.

	Six Months Ended
	March 31,
	2017	2016
	(In millions)
Fair value of assets acquired, including goodwill	$35.5	$577.4
Cash consideration for the purchase of businesses, net of cash acquired (1)	(35.2)	(375.7)
Debt purchased in connection with an acquisition	—	(36.5)
Unreceived working capital or escrow	0.4	—
Liabilities assumed	$0.7	$165.2

Included in liabilities assumed is the following item:
Debt assumed in acquisitions	—	14.9
(1) The amounts are different from the condensed consolidated statements of cash flows line item “cash paid for the purchase of businesses, net of cash acquired” as the statement of cash flow amount for the six months ended March 31, 2017 is net of the receipt of a $3.5 million escrow payment related to the Packaging Acquisition, and the statement of cash flows amount for the six months ended March 31, 2016 excludes the then unreceived estimated working capital settlements of $3.2 million for the SP Fiber Acquisition and $2.1 million for the Packaging Acquisition.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended March 31, 2017
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

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2016 from the audited Consolidated Financial Statements included in our Fiscal 2016 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three and six months ended March 31, 2017 and March 31, 2016, our comprehensive income (loss) for the three and six months ended March 31, 2017 and March 31, 2016, our financial position at March 31, 2017 and September 30, 2016, and our cash flows for the six months ended March 31, 2017 and March 31, 2016.

On May 15, 2016, WestRock completed the Separation. Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. With the completion of the Separation, we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the results of operations of our former Specialty Chemicals segment prior to the Separation as discontinued operations in the accompanying condensed consolidated financial statements. See “Note 6. Discontinued Operations” for more information.

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B. Accordingly, all the assets and liabilities of HH&B have been reported in the Condensed Consolidated Balance Sheet as of March 31, 2017 as assets and liabilities held for sale. See “Note 7. Assets Held For Sale” for more information. The presentation of other current assets and assets held for sale at September 30, 2016 has been changed to conform to the current year presentation.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these interim statements should be read in conjunction with our Fiscal 2016 Form 10-K. The results for the three and six months ended March 31, 2017 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

New Accounting Standards - Recently Issued

In March 2017, the FASB issued ASU 2017-07, “Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The guidance in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. Non-service cost components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of operating income. The amendments in the update also allow only the service cost component to be eligible for capitalization for internally developed capital projects. The amendments in this update are effective for annual periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods. Early adoption is permitted. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient that permits us to estimate amounts for comparative periods using the information previously disclosed in our pension and other postretirement plan footnote. We are currently evaluating the impact of this ASU.

In February 2017, the FASB issued ASU 2017-05, “Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU provides guidance for recognizing gains and losses from the transfer

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of nonfinancial assets in contracts with noncustomers. Specifically, the ASU clarifies the scope of an “in substance nonfinancial asset”, clarifies the treatment of partial sales of nonfinancial assets and clarifies guidance on accounting for contributions of nonfinancial assets to joint ventures and equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017 (October 1, 2018 for us) including interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU may be applied by either a full or modified retrospective approach. We are currently evaluating the impact of this ASU.

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

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. Therefore, these provisions are effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. The FASB has clarified this guidance in various updates (ASU 2016-08, ASU 2016-12 and ASU 2016-20) during 2015 and 2016, all of which have the same effective date as the original guidance. We are evaluating the impact of these provisions. We have created a project team and steering committee to develop a plan for adoption.

Note 3.	Equity and Other Comprehensive Income (Loss)

Equity

The following is a summary of the changes in total equity for the six months ended March 31, 2017 (in millions):

	WestRock Company Stockholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2016	$9,728.8	$101.2	$9,830.0
Net income (loss) attributable to common stockholders	184.0	(8.2)	175.8
Other comprehensive income, net of tax	24.8	—	24.8
Income tax benefit from share-based plans	0.1	—	0.1
Compensation expense under share-based plans	34.2	—	34.2
Cash dividends declared (per share - $0.80)(2)	(202.9)	—	(202.9)
Distributions and adjustments to noncontrolling interests	—	(21.1)	(21.1)
Issuance of common stock, net of stock received for minimum tax withholdings	8.7	—	8.7
Purchases of common stock	(93.0)	—	(93.0)
Balance at March 31, 2017	$9,684.7	$71.9	$9,756.6

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the six months ended March 31, 2017, we repurchased approximately 1.8 million shares of Common Stock for an aggregate cost of $93.0 million. As of March 31, 2017, we had approximately 24.7 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended March 31, 2017 and March 31, 2016 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$(626.4)
Other comprehensive (loss) income before reclassifications	(0.1)	19.7	(21.0)	(1.4)
Amounts reclassified from accumulated other comprehensive loss	—	26.2	—	26.2
Net current period other comprehensive (loss) income	(0.1)	45.9	(21.0)	24.8
Balance at March 31, 2017	$(0.3)	$(477.9)	$(123.4)	$(601.6)

(1)	All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)
Other comprehensive (loss) income before reclassifications	(0.5)	1.4	97.7	98.6
Amounts reclassified from accumulated other comprehensive loss	0.6	3.8	—	4.4
Net current period other comprehensive income	0.1	5.2	97.7	103.0
Balance at March 31, 2016	$(1.3)	$(535.5)	$(140.4)	$(677.2)

(1)     All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging approximately 37% to 38% for the six months ended March 31, 2017 and 34% to 35% for the six months ended March 31, 2016. Although we are impacted by a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the six months ended March 31, 2017 were primarily due to the changes in the Euro, Canadian dollar and Yen exchange rates, partially offset by changes in the Brazilian Real and Mexican Peso exchange rates, each against the U.S. dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the six months ended March 31, 2016 were primarily due to the changes in the Brazilian Real, Canadian dollar and Euro exchange rates, each against the U.S. dollar. For the six months ended March 31, 2017, we recorded defined benefit net actuarial gains of $19.7 million, net of $15.1 million of deferred income tax expense, in other comprehensive (loss) income, primarily due to the remeasurement of the Plan at February 28, 2017. For the six months ended March 31, 2017, amounts reclassified from accumulated other comprehensive loss totaled $26.2 million, net of deferred income tax of $15.3 million, primarily related to pension settlement accounting in the Plan in February 2017. For the six months ended March 31, 2016, we recorded defined benefit net actuarial

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

gains of $1.4 million, net of tax of $0.8 million, in other comprehensive (loss) income, primarily due to the partial settlement and curtailment of certain defined benefit plans.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(35.5)	$13.2	$(22.3)	$(2.3)	$0.6	$(1.7)
Prior service credits (costs) (2)	0.9	(0.3)	0.6	(0.5)	0.1	(0.4)
Subtotal defined benefit plans	(34.6)	12.9	(21.7)	(2.8)	0.7	(2.1)

Derivative Instruments (1)
Commodity cash flow hedges (3)	—	—	—	(0.4)	0.2	(0.2)
Foreign currency cash flow hedges (4)	(0.1)	0.1	—	0.1	—	0.1
Subtotal derivative instruments	(0.1)	0.1	—	(0.3)	0.2	(0.1)

Total reclassifications for the period	$(34.7)	$13.0	$(21.7)	$(3.1)	$0.9	$(2.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 14. Retirement Plans” for additional details.

(3)	These accumulated other comprehensive income components are included in cost of goods sold.

(4)	These accumulated other comprehensive income components are included in net sales.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Six Months Ended			Six Months Ended
	March 31, 2017			March 31, 2016
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(41.9)	$15.4	$(26.5)	$(4.6)	$1.3	$(3.3)
Prior service credits (costs) (2)	0.5	(0.2)	0.3	(0.9)	0.2	(0.7)
Subtotal defined benefit plans	(41.4)	15.2	(26.2)	(5.5)	1.5	(4.0)

Derivative Instruments (1)
Commodity cash flow hedges (3)	—	—	—	(1.1)	0.5	(0.6)
Foreign currency cash flow hedges (4)	(0.1)	0.1	—	0.3	(0.1)	0.2
Subtotal derivative instruments	(0.1)	0.1	—	(0.8)	0.4	(0.4)

Total reclassifications for the period	$(41.5)	$15.3	$(26.2)	$(6.3)	$1.9	$(4.4)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 14. Retirement Plans” for additional details.

(3)	These accumulated other comprehensive income components are included in cost of goods sold.

(4)	These accumulated other comprehensive income components are included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 4.	Earnings per Share

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic earnings (loss) per share:
Numerator:
Income from continuing operations	$98.2	$58.4	$176.7	$88.8
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	4.9	(1.3)	7.3	(1.4)
Income available to common stockholders, before discontinued operations	103.1	57.1	184.0	87.4
Loss from discontinued operations (1)	—	(0.2)	—	(484.0)
Net income (loss) attributable to common stockholders	$103.1	$56.9	$184.0	$(396.6)
Denominator:
Basic weighted average shares outstanding	251.2	254.0	251.2	255.8

Basic earnings per share from continuing operations	$0.41	$0.22	$0.73	$0.34
Basic loss per share from discontinued operations	—	—	—	(1.89)
Basic earnings (loss) per share attributable to common stockholders	$0.41	$0.22	$0.73	$(1.55)

Diluted earnings (loss) per share:
Numerator:
Income from continuing operations	$98.2	$58.4	$176.7	$88.8
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	4.9	(1.3)	7.3	(1.4)
Income available to common stockholders, before discontinued operations	103.1	57.1	184.0	87.4
Loss from discontinued operations (1)	—	(0.2)	—	(484.0)
Net income (loss) attributable to common stockholders	$103.1	$56.9	$184.0	$(396.6)
Denominator:
Basic weighted average shares outstanding	251.2	254.0	251.2	255.8
Effect of dilutive stock options and non-participating securities	3.4	3.4	3.7	3.9
Diluted weighted average shares outstanding	254.6	257.4	254.9	259.7

Diluted earnings per share from continuing operations	$0.40	$0.22	$0.72	$0.34
Diluted loss per share from discontinued operations	—	—	—	(1.87)
Diluted earnings (loss) per share attributable to common stockholders	$0.40	$0.22	$0.72	$(1.53)

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $1.6 million and $3.3 million for the three and six months ended March 31, 2016, respectively.

During the three and six months ended March 31, 2017 and March 31, 2016 in the table above, the amount of distributed and undistributed income available to participating securities was de minimis and did not impact net income attributable to common stockholders.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Weighted average shares includes approximately 0.2 million and 0.3 million of reserved, but unissued shares at March 31, 2017 and March 31, 2016, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Stock options and restricted stock in the amount of 0.7 million and 0.6 million common shares in the three and six months ended March 31, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Stock options and restricted stock in the amount of 2.5 million and 1.7 million common shares in the three and six months ended March 31, 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions and Investment

Star Pizza Acquisition

On March 13, 2017, we completed the purchase of certain assets and liabilities of Star Pizza, a privately owned and operated corrugated pizza box distributor. The transaction provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. The purchase price was $34.8 million, net of a preliminary unreceived $0.4 million working capital settlement. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The purchase price allocation for the acquisition primarily included $24.8 million of customer relationship intangible assets and $2.3 million of goodwill. We are amortizing the customer relationship intangibles over 10 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles to be amortizable for income tax purposes.

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture and put and call rights valued at approximately $0.3 billion. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. Until utilized, the cash contribution remains in the joint venture to support its growth. As the majority equity holder, Grupo Gondi manages the joint venture and we provide technical and commercial resources and supply certain paperboard to the joint venture. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Interest income and other income (expense), net” on our Condensed Consolidated Statements of Operations in the third quarter of fiscal 2016. The transaction includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture. We have included the financial results of the Grupo Gondi investment since the formation of the joint venture in our Corrugated Packaging segment, and are accounting for the investment under the equity method.

Packaging Acquisition

On January 19, 2016, we completed a stock purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $94.1 million, net of cash received of $1.7 million, a working capital settlement and a $3.5 million escrow receipt in the first quarter of fiscal 2017. The transaction is subject to an election under Section 338(h)(10) of the Code that increases the U.S. tax basis in the acquired U.S. assets. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The purchase price allocation for the acquisition included $10.5 million of customer relationship intangible assets, $9.3 million of goodwill and $25.8 million of liabilities, including $1.3 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles of the U.S. entities are amortizable for income tax purposes.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the financial results of Specialty Chemicals’ discontinued operations (in millions):

	Three Months Ended	Six Months Ended
	March 31, 2016	March 31, 2016
Net sales	$203.9	$413.7
Cost of goods sold	140.4	303.7
Gross Profit	63.5	110.0
Selling, general and administrative, excluding intangible amortization	26.0	53.8
Selling, general and administrative intangible amortization	11.3	22.9
Restructuring and other costs, net	20.1	28.4
Impairment of Specialty Chemicals goodwill	—	478.3
Operating profit (loss)	6.1	(473.4)
Interest income (expense) and other income (expense), net	1.2	(0.1)
Income (loss) from discontinued operations before income taxes	7.3	(473.5)
Income tax expense	(5.9)	(7.2)
Income (loss) from discontinued operations	1.4	(480.7)

Restructuring and other costs, net are primarily associated with costs incurred to support the Separation and consist primarily of advisory, legal, accounting and other professional fees. Additionally, restructuring and other costs, net include $6.3 million of costs associated with the closure of Ingevity’s Duque de Caxias facility in Brazil.

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

The following table presents the significant non-cash items and capital expenditures for Specialty Chemicals’ that are included in the Condensed Consolidated Statements of Cash Flows (in millions):

Six Months Ended
March 31, 2016
Depreciation, depletion and amortization	$45.6
Impairment of Specialty Chemicals goodwill	$478.3
Capital expenditures	$(41.1)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7.	Assets held for sale

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. Accordingly, all the assets and liabilities of HH&B have been reported in the Condensed Consolidated Balance Sheet as of March 31, 2017, as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets were held for sale. The transaction closed April 6, 2017.

Net assets and liabilities held for sale at March 31, 2017 of $1,014.9 million include $771.1 million for HH&B and $225.1 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities. The following is a summary of the major classes of assets and liabilities included as assets and liabilities held for sale as of March 31, 2017 (in millions):

ASSETS
Accounts receivable (net of allowance of $2.3)	$107.4
Inventories	68.6
Other current assets	21.1
Property, plant and equipment, net	476.0
Goodwill	321.8
Intangible, net	214.5
Other assets	17.7
Total current assets held for sale	$1,227.1

LIABILITIES
Current portion of debt	$0.1
Accounts payable	45.9
Accrued compensation and benefits	14.2
Other current liabilities	18.3
Long term-debt due after one year	0.1
Pension liabilities, net of current portion	25.4
Postretirement benefit liabilities, net of current portion	0.5
Deferred income taxes	99.9
Other long-term liabilities	7.8
Total current liabilities held for sale	$212.2
Due to our accelerated monetization strategy, we have met the held for sale criteria for the Land and Development portfolio of assets being sold and have reclassified them to assets held for sale at March 31, 2017. As of September 30, 2016, the $52.3 million of assets held for sale were primarily related to assets under contract in our Land and Development segment.

Note 8.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $18.3 million and $99.3 million for the three and six months ended March 31, 2017, respectively, and $111.1 million and $273.9 million for the three and six months ended March 31, 2016, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. We discuss our restructuring and other costs, net in more detail below and those charged to discontinued operations in “Note 6. Discontinued Operations”.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and six months ended March 31, 2017 and March 31, 2016, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging(2)	Current Qtr.	$(2.7)	$(4.5)	$1.1	$1.6	$0.6	$(3.9)
	YTD Fiscal 2017	(1.3)	(4.7)	1.5	3.3	0.7	(0.5)
	Prior Year Qtr.	58.7	6.1	0.1	7.3	5.1	77.3
	YTD Fiscal 2016	179.9	15.2	0.3	12.5	8.4	216.3
	Cumulative	218.3	35.2	6.1	34.3	22.3	316.2
	Expected Total	218.3	35.2	7.2	37.6	23.0	321.3
Consumer Packaging(3)	Current Qtr.	(0.2)	(0.7)	0.3	—	0.1	(0.5)
	YTD Fiscal 2017	19.7	8.0	1.0	—	17.9	46.6
	Prior Year Qtr.	0.1	—	0.3	0.3	—	0.7
	YTD Fiscal 2016	(2.0)	0.6	0.5	0.4	—	(0.5)
	Cumulative	28.9	15.9	3.1	1.8	18.5	68.2
	Expected Total	28.9	15.9	3.2	1.9	18.5	68.4
Land and Development (4)	Current Qtr.	—	0.6	—	—	—	0.6
	YTD Fiscal 2017	—	1.5	—	—	—	1.5
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2016	—	—	—	—	—	—
	Cumulative	—	12.1	—	—	—	12.1
	Expected Total	—	15.1	—	—	—	15.1
Other(5)	Current Qtr.	0.1	0.2	—	—	21.8	22.1
	YTD Fiscal 2017	0.1	0.5	—	—	51.1	51.7
	Prior Year Qtr.	—	0.9	—	—	32.2	33.1
	YTD Fiscal 2016	1.2	0.9	—	—	56.0	58.1
	Cumulative	1.4	1.9	—	—	438.2	441.5
	Expected Total	1.4	1.9	—	—	438.2	441.5
Total	Current Qtr.	$(2.8)	$(4.4)	$1.4	$1.6	$22.5	$18.3
	YTD Fiscal 2017	$18.5	$5.3	$2.5	$3.3	$69.7	$99.3
	Prior Year Qtr.	$58.8	$7.0	$0.4	$7.6	$37.3	$111.1
	YTD Fiscal 2016	$179.1	$16.7	$0.8	$12.9	$64.4	$273.9
	Cumulative	$248.6	$65.1	$9.2	$36.1	$479.0	$838.0
	Expected Total	$248.6	$68.1	$10.4	$39.5	$479.7	$846.3

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(2)
The Corrugated Packaging segment current quarter and year to date income primarily reflects the current quarter gain on sale of a previously closed recycling facility and current quarter severance adjustments, net of equipment impairments and on-going closure costs at previously closed facilities. The prior year quarter and year to date charges primarily reflect the charges associated with the permanent closures of the Coshocton, OH and Uncasville, CT medium mills and the Newberg, OR containerboard and newsprint mill, the Vapi, India linerboard mill and on-going closure costs at previously closed facilities. The cumulative charges are primarily associated with the closure of the Coshocton, Uncasville, Newberg, Vapi, India and Matane, Quebec mills, cumulative closure of corrugated container plants and recycled collection facilities and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(3)
The Consumer Packaging segment current quarter charges primarily reflect the charges associated with on-going closure costs. The current year to date charges primarily reflect the charges associated with a folding carton facility including a $17.6 million impairment of a customer relationship intangible in the other costs column, beverage facilities and on-going closure costs at previously closed facilities. The prior year quarter charges reflect the charges associated with on-going closure costs at previously closed facilities net of assets sales. The year to date income in the prior year is primarily associated with the gain on sale of the Cincinnati, OH specialty recycled paperboard mill, partially offset by severance costs relating to exiting a product offering at one of our facilities and on-going closure activity at previously closed facilities. The cumulative charges primarily reflect our Cincinnati, OH mill, the aforementioned customer relationship intangible impairment and cumulative closures of folding carton, beverage and merchandising display facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(4)	The Land and Development segment current quarter, year to date and cumulative charges reflect severance and other employee costs related to personnel reductions in the segment.

(5)
The expenses in the “Other” segment primarily reflect costs that we consider as related to Corporate that primarily consist of costs incurred as a result of acquisition, integration and divestiture expenses, excluding the fiscal 2016 Specialty Chemicals costs which are included in discontinued operations. The charges in the Net Property, Plant and Equipment column are primarily for the write-off of leasehold improvements associated with the Combination and included in integration expenses in following table. The pre-tax charges in the “Other” segment are summarized below (in millions):

	Acquisition Expenses	Integration Expenses	Divestiture Expenses	Other Expenses	Total
Current Qtr.	$2.7	$15.7	$2.3	$1.4	$22.1
YTD Fiscal 2017	$4.3	$37.6	$8.1	$1.7	$51.7
Prior Year Qtr.	$2.0	$30.1	$0.1	$0.9	$33.1
YTD Fiscal 2016	$5.5	$51.6	$0.1	$0.9	$58.1

Acquisition expenses include expenses associated with mergers, acquisitions and other business combinations, whether consummated or not, as well as litigation expenses associated with mergers, acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate merger and acquisition integration, such as information systems integration costs, lease expense and other costs. Divestiture expenses in fiscal 2017 are primarily associated with the evaluation of strategic alternatives for HH&B and consist primarily of advisory, legal, accounting and other professional fees. Due to the complexity and duration of the integration activities associated with the Combination, the precise amount expected to be incurred has not been quantified in the “Expected Total” in the Summary of Restructuring and Other Costs, Net table above. We expect integration activities from the Combination to continue during fiscal 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations (in millions):

	Six Months Ended
	March 31,
	2017	2016
Accrual at beginning of fiscal year	$44.8	$21.4
Additional accruals	22.2	43.5
Payments	(20.8)	(26.0)
Adjustment to accruals	(5.8)	2.2
Accrual at March 31	$40.4	$41.1

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):
	Six Months Ended
	March 31,
	2017	2016
Additional accruals and adjustments to accruals (see table above)	$16.4	$45.7
Acquisition expenses	4.3	5.5
Integration expenses	25.7	27.2
Divestiture expenses	8.1	0.1
Net property, plant and equipment	18.5	179.1
Severance and other employee expense	2.0	2.6
Equipment and inventory relocation costs	2.5	0.8
Facility carrying costs	3.3	12.9
Other expense	18.5	—
Total restructuring and other costs, net	$99.3	$273.9

Note 9.	Income Taxes

The effective tax rates from continuing operations for the three and six months ended March 31, 2017 were 30.7% and 21.1%, respectively. The effective tax rates from continuing operations for the three and six months ended and March 31, 2016 were 37.1% and 40.1%, respectively. The effective tax rate from continuing operations for the three months ended March 31, 2017 was lower than the statutory federal rate primarily due to (i) favorable tax items such as the domestic manufacturer’s deduction, (ii) lower tax rates applied to foreign earnings, primarily in Canada, partially offset by (iii) the inclusion of state taxes and (iv) an income tax expense for an adjustment to an uncertain tax position due to a tax authority audit. The effective tax rate from continuing operations for the six months ended March 31, 2017 was lower than the statutory federal rate primarily due to (i) a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that will simplify future operating activities within the U.S., (ii) favorable tax items such as the domestic manufacturer’s deduction, (iii) lower tax rates applied to foreign earnings, primarily in Canada, partially offset by (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations and (v) the inclusion of state taxes. The effective tax rate from continuing operations for the three and six months ended March 31, 2016 was higher than the statutory federal rate primarily due to the impact of (i) state taxes, (ii) the exclusion of tax benefits related to losses recorded by certain foreign operations, partially offset by (iii) favorable tax items such as the domestic manufacturer’s deduction and (iv) a tax rate differential applied to certain foreign earnings, primarily in Canada.

Note 10.	Inventories

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	March 31, 2017	September 30, 2016
Finished goods and work in process	$801.3	$800.6
Raw materials	528.4	535.7
Spare parts and supplies	323.2	335.7
Inventories at FIFO cost	1,652.9	1,672.0
LIFO reserve	(65.0)	(33.8)
Net inventories	$1,587.9	$1,638.2

Note 11.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following (in millions):

	March 31, 2017	September 30, 2016
Property, plant and equipment at cost:
Land and buildings	$1,878.0	$2,307.9
Machinery and equipment	10,769.7	10,672.9
Forestlands and mineral rights	208.4	201.1
Transportation equipment	28.2	27.6
Leasehold improvements	51.8	62.4
	12,936.1	13,271.9
Less accumulated depreciation and amortization	(4,302.4)	(3,977.6)
Property, plant and equipment, net	$8,633.7	$9,294.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12.	Debt

At March 31, 2017, our Credit Facility, Farm Credit Facility and public bonds were unsecured. For more information regarding certain of our debt characteristics, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2016 Form 10-K.

The following were individual components of debt (in millions):

	March 31, 2017		September 30, 2016
	Carrying Value	Weighted Avg. Interest Rate	Carrying Value	Weighted Avg. Interest Rate

Public bonds due fiscal 2017 to 2022	$1,491.1	4.1%	$1,651.0	3.9%
Public bonds due fiscal 2023 to 2027	395.9	4.3%	411.8	4.3%
Public bonds due fiscal 2030 to 2033	980.9	5.2%	987.5	4.7%
Public bonds due fiscal 2037 to 2047	178.9	6.3%	179.2	6.0%
Term loan facilities	2,196.3	2.0%	2,195.7	1.8%
Revolving credit and swing facilities	60.3	1.6%	—	N/A
Capital lease obligations	180.0	4.4%	184.4	4.2%
Supplier financing and commercial card programs	114.1	N/A	106.0	N/A
International and other debt	76.2	7.5%	73.6	7.3%
Total debt	5,673.7	3.5%	5,789.2	3.3%
Less current portion of debt	214.2		292.9
Long-term debt due after one year	$5,459.5		$5,496.3

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at March 31, 2017. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions. Total debt at March 31, 2017 and September 30, 2016 includes unamortized fair market value step-up of $297.7 million and $316.3 million, respectively. The weighted average interest rate also includes the fair value step-up. Excluding the step-up, the weighted average interest rate on total debt was 4.2%.

At March 31, 2017, we had $117.9 million of outstanding letters of credit not drawn upon. At March 31, 2017, we had approximately $2.5 billion of availability under our committed credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $5.8 billion and $6.0 billion as of March 31, 2017 and September 30, 2016, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Public Bonds and Other Indebtedness

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The notes are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. The range of due dates on our public bonds are set forth in the table above, and our capital lease obligations are primarily due in fiscal 2026 to 2035. Our international debt is primarily in Brazil and India. On March 1, 2017, we paid off $150.0 million of public bonds that matured with funds from our existing credit facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original 5-year term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder will continue to mature on July 1, 2020. Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies, including Canadian dollars, Euro and Pound Sterling. Additionally, we may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility. At March 31, 2017 and September 30, 2016, we had no amounts outstanding under the revolving credit facility.

On July 1, 2015, three WestRock wholly-owned subsidiaries, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600 million (the “Farm Credit Facility”). The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV. At March 31, 2017 and September 30, 2016, there was $600.0 million outstanding under this facility.

On December 1, 2015, we entered into a $200 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The facility matured on December 1, 2016. We renewed on February 10, 2017, and the facility matures on February 12, 2018. At March 31, 2017 and September 30, 2016, we had $60.3 million and no amounts outstanding under this facility, respectively.

On February 11, 2016, we entered into a $100 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matured on February 9, 2017, and was not renewed.

On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matured on March 2, 2017 and was renewed as a Euro dollar facility on the same day. The facility is an uncommitted revolving line of credit in the amount of €100.0 million. The facility will be available in Euros only, and continues until terminated in writing by WestRock or the lender. At March 31, 2017 and September 30, 2016, we had no amounts outstanding under this facility.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility and on July 22, 2016, we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. At March 31, 2017 and September 30, 2016, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were approximately $542 million and $584 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at March 31, 2017 was approximately $816 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement. At March 31, 2017 and September 30, 2016, we had no amounts outstanding under this facility.

Note 13.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. ASC 820 provides a framework for measuring fair value and expands disclosures required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and a hierarchy prioritizing the inputs to valuation techniques. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Additionally, ASC 820 defines levels within the hierarchy based on the availability of quoted prices for identical items in active markets, similar items in active or inactive markets and

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

valuation techniques using observable and unobservable inputs. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in our fair value measurements.

We disclose the fair value of our long-term debt in “Note 12. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 14. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2016 Form 10-K. We have, or from time to time may have, various assets or liabilities whose fair value are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”) to sell to a third party financial institution all of the short term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”. Subsequently, on February 27, 2015, the A/R Sales Agreement was amended to increase the maximum amount of receivables to $300.0 million, and on June 27, 2016, it was amended to increase the maximum amount of receivables to $400.0 million.

The following table represents a summary of the activity under the A/R Sales Agreement for the six months ended March 31, 2017 and March 31, 2016 (in millions):

	Six Months Ended
	March 31,
	2017	2016
Receivable from financial institution at beginning of fiscal year	$13.8	$5.8
Receivables sold to the financial institution and derecognized	748.5	671.4
Receivables collected by financial institution	(735.4)	(649.6)
Cash proceeds from financial institution	(17.1)	(4.8)
Receivable from financial institution at March 31,	$9.8	$22.8

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 31, 2017 and March 31, 2016, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the goodwill impairment of our former Specialty Chemicals reporting unit in the three months ended March 31, 2016, as discussed in “Note 6. Discontinued Operations”, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following table represents a summary of the components of net pension cost (credit) (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$11.9	$11.6	$23.9	$33.5
Interest cost	48.5	77.3	97.0	154.7
Expected return on plan assets	(77.7)	(102.9)	(157.2)	(206.0)
Amortization of net actuarial loss	6.8	2.6	14.0	5.3
Amortization of prior service cost	1.0	0.9	2.0	1.9
Curtailment gain recognized	—	(1.0)	—	(1.0)
Settlement loss recognized	28.7	—	28.7	—
Special termination benefits	1.2	4.1	4.7	11.1
Company defined benefit plan cost (credit)	20.4	(7.4)	13.1	(0.5)
Multiemployer and other plans	1.4	1.4	2.4	2.8
Net pension cost (credit)	$21.8	$(6.0)	$15.5	$2.3

During the three and six months ended March 31, 2017, we made contributions of $9.5 million and $19.5 million, respectively, to our qualified and supplemental defined benefit pension plans. During the three and six months ended March 31, 2016, we made contributions of $15.9 million and $25.6 million, respectively, to our qualified and supplemental defined benefit pension plans.

In the six-months ended March 31, 2017, our year-to date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan as of February 28, 2017. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $28.7 million non-cash charge to our earnings in the second quarter of 2017. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Lump sum and one-time severance benefits payments of $203.7 million were made out of existing plan assets for the Plan. The discount rate used in the plan remeasurement was 4.49%, an increase from 4.04% for the Plan at September 30, 2016. The expected long-term rate of return on plan assets was unchanged. As a result of the February 28, 2017 remeasurement, the funded status of the Plan increased by $73.2 million as compared to September 30, 2016. The increase in the funded status was primarily due to the actuarial gain from the increase in the discount rate.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the net postretirement (credit) cost (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$—	$0.7	$0.6	$1.3
Interest cost	1.8	2.0	3.6	4.1
Amortization of net actuarial gain	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of prior service credit	(1.9)	(0.5)	(2.5)	(1.0)
Net postretirement (credit) cost	$(0.4)	$1.9	$1.1	$3.8

During the three and six months ended March 31, 2017, we funded an aggregate of $2.3 million and $3.0 million, respectively, to our other postretirement benefit plans. During the three and six months ended March 31, 2016, we funded an aggregate of $2.8 million and $7.1 million, respectively, to our other postretirement benefit plans.

Note 15.	Stock-Based Compensation

Stock Options and Stock Appreciation Rights

Stock options granted under our plans generally have an exercise price equal to the closing market price on the date of grant, generally vest in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Our stock option grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the compensation committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death, disability and retirement, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and March 31, 2016 was $14.3 million and $1.0 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended March 31, 2017 and March 31, 2016 was $23.3 million and $3.2 million, respectively. The table below summarizes the changes in all stock options during the six months ended March 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	8,065,816	$29.73
Granted	—	—
Exercised	(1,069,722)	29.84
Expired	(2,576)	54.40
Forfeited	(31,669)	31.72
Outstanding at March 31, 2017	6,961,849	$29.69	4.7	$158.8
Exercisable at March 31, 2017	5,933,964	$29.05	4.1	$139.0

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. No additional SARs are expected to be issued.

The table below summarizes the changes in all SARs during the six months ended March 31, 2017:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	65,971	$26.07
Granted	—	—
Exercised	(11,102)	27.72
Expired	(1,087)	31.87
Outstanding at March 31, 2017	53,782	$25.61	3.4	$1.4
Exercisable at March 31, 2017	53,782	$25.61	3.4	$1.4

The aggregate intrinsic value of SARs exercised during the three months ended March 31, 2017 and March 31, 2016 was $0.2 million and $0.0 million, respectively. The aggregate intrinsic value of SARs exercised during the six months ended March 31, 2017 and March 31, 2016 was $0.3 million and $0.1 million, respectively.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals, including, but not limited to, achievement of various financial targets, including Cash Flow Per Share, Cash Flow to Equity Ratio and Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The employee grants generally vest over a period of three years. Our grants provide for accelerated vesting if there is a change in control (as defined in the applicable plan). However, the compensation committee of the board of directors has determined that effective with the fiscal 2013 grants, other than circumstances such as death, disability and retirement, the grants will include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee is entitled to receive dividend equivalent units, but will forfeit the restricted award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished.

During the six months ended March 31, 2017, pursuant to our 2016 Incentive Stock Plan, we granted 26,521 shares of restricted stock to our non-employee directors and 962,900 restricted stock awards to certain of our employees. The employee grants consisted of awards that included service, performance and market conditions. The employee grants with a market condition were valued using a Monte Carlo simulation at $64.00 per share. The significant assumptions used in valuing these grants included: an expected term of 2.9 years, an expected volatility of 30.6% and a risk free interest rate of 1.4%. We amortize these costs on a straight-line basis over the explicit service period. During the six months ended March 31, 2017, we issued and vested 356,028 shares for prior year awards granted with a performance condition whose performance was in excess of target.

The aggregate fair value of restricted stock that vested during the three months ended March 31, 2017 and March 31, 2016 was $56.6 million and $50.8 million, respectively. The aggregate fair value of restricted stock that vested during the six months ended March 31, 2017 and March 31, 2016 was $56.9 million and $51.9 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The table below summarizes the changes in unvested restricted stock awards during the six months ended March 31, 2017:

	Shares / Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	2,704,904	$40.89
Granted(1)	1,345,449	53.12
Vested	(1,067,980)	47.46
Forfeited	(55,692)	36.23
Unvested at March 31, 2017 (2)	2,926,681	$44.21

(1)
Fiscal 2017 target awards to employees included 758,245 shares that may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. In connection with the Combination, the performance condition for the fiscal 2014 grant was based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter). The performance goal was subsequently determined in accordance with the applicable grant letter to be attained at 176.6% of target. Awards issued during the six months ended March 31, 2017 also include shares accelerated for terminated employees as a result of the Combination which were achieved at between 146.5% and 200% of target. During the six months ended March 31, 2017, we issued and vested 356,028 shares for prior year awards granted with a performance condition whose performance was in excess of target.

(2)
Target awards with a performance condition, net of subsequent forfeitures, granted may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions, we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 1.5 million additional shares. However, it is possible that the performance attained may vary from our forecast.

Note 16.	Commitments and Contingencies

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

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” Boiler MACT required compliance by January 31, 2016 or January 31, 2017 for mills for which we obtained a prior compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how the recent decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

CERCLA and Other Remediation Costs

We face potential liability under federal, state, local and international laws as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, are liable for response costs for the investigation and remediation of such sites under CERCLA and analogous laws. While joint and several liability is authorized under CERCLA, liability is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors.

In addition, certain of our current or former locations are being investigated or remediated under various environmental laws, including CERCLA, and regulations. Based on information known to us and assumptions, we do not believe that the costs of these projects will have a material adverse effect on our results of operations, financial condition or cash flows. However, the discovery of contamination or the imposition of additional obligations at these or other sites in the future could result in additional costs.

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

We believe that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain of our existing remediation sites. In addition, we believe that we have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters. However, there can be no assurance that we will be successful with respect to any claim regarding these insurance or indemnification rights, or that, if we are successful, any amounts paid pursuant to the insurance or indemnification rights will be sufficient to cover all our costs and expenses. We also cannot predict with certainty whether we will be required to perform remediation projects at other locations, and it is possible that our remediation requirements and costs could increase materially in the future and exceed current reserves. In addition, we cannot currently assess with certainty the impact that future changes in cleanup standards or federal, state or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of March 31, 2017, we had $18.5 million reserved for environmental liabilities on an undiscounted basis, of which $10.2 million is included in other long-term liabilities and $8.3 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at March 31, 2017.

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

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. As directed by Executive Order, on April 4, 2017, the EPA issued a proposed rule announcing its intention to review the Clean Power Plan, and, if appropriate, initiate proceedings to suspend, revise or rescind it. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in response to the litigation and Executive Order; however, certain states where we operate manufacturing facilities have indicated their intention to continue their carbon reduction efforts. Due to ongoing litigation and other uncertainties regarding the Clean Power Plan, the impact on us cannot be quantified with certainty at this time.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In April 2016, the U.S. and over 170 other countries signed the Paris Agreement, which establishes a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement came into force on October 3, 2016. It is presently unclear whether the new U.S. executive administration will seek to implement the Paris Agreement, thus, it is not currently possible to determine how the Paris Agreement may impact U.S. industrial facilities, including our domestic operations.

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

Litigation

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from mid-2005 through November 8, 2010 (the “Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. WestRock CP, LLC (f/k/a RockTenn CP, LLC), as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the defendants, including us, appealed that decision. On August 4, 2016, the U. S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision regarding class certification. A petition for certiorari to the U.S. Supreme Court seeking to challenge the certification was denied April 17, 2017. Defendants also filed on January 9, 2017 individual and joint Motions for Summary Judgment in the District Court. We believe the allegations are without merit and will defend this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2017, there were approximately 709 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be up to $50 million. As of March 31, 2017, we have recorded $4.2 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 17.	Segment Information

Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of our consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing, and partition operations; and Land and Development, which develops and sells real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales (aggregate):
Corrugated Packaging	$2,065.0	$1,932.8	$4,008.6	$3,897.1
Consumer Packaging	1,554.6	1,588.4	3,065.5	3,130.6
Land and Development	100.0	18.7	154.0	34.1
Total	$3,719.6	$3,539.9	$7,228.1	$7,061.8
Less net sales (intersegment):
Corrugated Packaging	$36.4	$33.5	$73.1	$67.8
Consumer Packaging	26.9	13.7	51.5	30.4
Total	$63.3	$47.2	$124.6	$98.2
Net sales (unaffiliated customers):
Corrugated Packaging	$2,028.6	$1,899.3	$3,935.5	$3,829.3
Consumer Packaging	1,527.7	1,574.7	3,014.0	3,100.2
Land and Development	100.0	18.7	154.0	34.1
Total	$3,656.3	$3,492.7	$7,103.5	$6,963.6
Segment income (loss):
Corrugated Packaging	$159.5	$175.0	$301.0	$355.1
Consumer Packaging	118.8	99.7	206.4	190.9
Land and Development	17.5	(4.0)	19.2	(3.3)
Segment income	295.8	270.7	526.6	542.7
Pension lump sum settlement	(28.7)	—	(28.7)	—
Land and Development impairment	(42.7)	—	(42.7)	—
Restructuring and other costs, net	(18.3)	(111.1)	(99.3)	(273.9)
Non-allocated expenses	(12.6)	(9.2)	(27.3)	(13.7)
Interest expense	(65.8)	(64.0)	(130.9)	(129.2)
Loss on extinguishment of debt	(0.1)	—	(0.1)	—
Interest income and other income (expense), net	14.2	6.5	26.3	22.3
Income from continuing operations before income taxes	$141.8	$92.9	$223.9	$148.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 18.	Subsequent Events

HH&B Divestiture

On April 6, 2017, we announced that we had completed the sale of HH&B to Silgan Holdings Inc. for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. We expect to use the proceeds from the sale of the business in connection with our previously announced acquisition of MPS. All the assets and liabilities of HH&B have been reported in the Condensed Consolidated Balance Sheet as of March 31, 2017 as assets and liabilities held for sale. See “Note 7. Assets Held For Sale” for more information.

Grupo Gondi Investment

In April 2017, Grupo Gondi bought back a minority investor’s stake in Grupo Gondi. As a result, our ownership interest in Grupo Gondi increased from 25.0% to approximately 27.0%. The transaction continues to include future put and call rights with respect to the respective parties’ ownership interest in the joint venture.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2016, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2016 Form 10-K. The table in “Note 17. Segment Information” of the Notes to Condensed Consolidated Financial Statements shows certain operating data for our segments. The following discussion also includes certain non-GAAP measures. See our reconciliations of non-GAAP measures in the “Earnings / Adjusted Earnings” and “Non-GAAP Financial Measures” sections below.

On May 15, 2016, we completed the Separation. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment prior to the Separation as discontinued operations in the accompanying Condensed Consolidated Financial Statements, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements for more information. Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, Consumer Packaging and Land and Development. See “Note 17. Segment Information” of the Notes to Condensed Consolidated Financial Statements for more information.

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B. Accordingly, all the assets and liabilities of HH&B have been reported in the Condensed Consolidated Balance Sheet as of March 31, 2017 as assets and liabilities held for sale. See “Note 7. Assets Held For Sale” for more information.

Overview

Net sales of $3,656.3 million for the second quarter of fiscal 2017 increased $163.6 million, or 4.7%, compared to the second quarter of fiscal 2016. The net sales increase was primarily the result of increased Corrugated Packaging segment and Land and Development segment net sales partially offset by lower Consumer Packaging segment net sales. Segment income increased $25.1 million, or 9.3%, to $295.8 million in the second quarter of fiscal 2017 compared to the prior year quarter, primarily as a result of synergy and performance improvements, higher income in our Land and Development segment and higher price/mix and volume, that were partially offset by cost inflation. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Income from continuing operations in the second quarter of fiscal 2017 was $98.2 million compared to $58.4 million in the second quarter of fiscal 2016. We recorded pre-tax restructuring and other costs, net, of $18.3 million and $111.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. In the three months ended March 31, 2017, we also recorded a pre-tax, non-cash real estate impairment of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, and a $28.7 million non-cash charge for a lump sum pension settlement. Adjusted Income from Continuing Operations in the second quarter of fiscal 2017 of $137.3 million decreased $4.5 million compared to the second quarter of fiscal 2016.

Earnings / Adjusted Earnings

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Earnings from continuing operations per diluted share	$0.40	$0.22	$0.72	$0.34
Land and Development impairment	0.09	—	0.09	—
Pension lump sum settlement	0.07	—	0.07	—
Restructuring and other items	0.05	0.31	0.30	0.76
One-time state tax benefit	—	—	(0.09)	—
Land and Development operating results	(0.04)	0.01	(0.05)	0.01
HH&B - impact of held for sale accounting	(0.03)	—	(0.03)	—
Inventory stepped-up in purchase accounting, net of LIFO	—	0.01	—	0.01
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.54	$0.55	$1.01	$1.12

Three Months Ended March 31, 2017

In the second quarter of fiscal 2017, we recorded a non-cash real estate impairment of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, in connection with the accelerated monetization strategy in our Land and Development segment. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. We also recorded a $28.7 million non-cash settlement charge to partially settle obligations of the Plan. Our restructuring and other items primarily included $15.7 million of integration expenses, $2.3 million of divestiture expenses, primarily associated with HH&B, $2.7 million of acquisition costs, primarily related to the announced acquisition of MPS, a net $2.4 million gain primarily related to a $9.5 million gain on sale of a previously closed recycling facility partially offset by closure related costs from previously closed facilities, and $5.1 million of other items, primarily operating losses associated with operations in the process of being closed. Due to the accelerated monetization strategy, we have excluded our Land and Development operations from adjusted earnings per diluted share. We have also excluded the $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense early in the second quarter of fiscal 2017 for HH&B from adjusted earnings per diluted share since it was held for sale as of January 23, 2017.

Six Months Ended March 31, 2017

In the six months ended March 31, 2017, we recorded a non-cash real estate impairment of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, in connection with accelerated monetization strategy. We also recorded a $28.7 million non-cash settlement charge to partially settle obligations of the Plan. Our restructuring and other items primarily included $37.6 million of integration expenses, $8.1 million of divestiture expenses, primarily associated with HH&B, $4.3 million of acquisition costs, primarily related to the announced acquisition of MPS, $49.3 million primarily related to closure related costs from a folding carton facility and beverage operations and costs at other previously closed facilities, including a $17.6 million impairment of a customer relationship intangible, partially offset by gains on sale of previously closed facilities, and $11.9 million of other items, primarily operating losses associated with operations in the process of being closed. We recorded a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring. Due to the accelerated monetization strategy, we have excluded our Land and Development operations from adjusted earnings per diluted share. We have also excluded the $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense early in the second quarter of fiscal 2017 for HH&B from adjusted earnings per diluted share since it was held for sale as of January 23, 2017.

Three Months Ended March 31, 2016

In the second quarter of fiscal 2016, our restructuring and other items primarily included $78.9 million of pre-tax facility closure costs, which primarily related to the permanent closures of the Uncasville, CT medium mill, the Vapi, India linerboard mill and costs at other previously closed facilities; $30.1 million of pre-tax integration expenses primarily including severance and other costs associated with the Combination; $2.0 million of pre-tax acquisition expenses; $3.5 million of pre-tax operating losses and transition costs primarily associated with operations in the process of being closed. Due to the accelerated monetization strategy, we have excluded our Land and Development operations from adjusted earnings per diluted share. We incurred $1.8 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

Six Months Ended March 31, 2016

In the six months ended March 31, 2016, our restructuring and other items included $216.7 million of pre-tax facility closure costs, which primarily related to the previously announced permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the permanent closure of the Newberg, OR mill, the Vapi, India linerboard mill and costs at other previously closed facilities; $51.6 million of pre-tax integration expenses primarily including severance and other costs primarily associated with the Combination; $15.7 million of operating losses and transition costs primarily associated with operations in the process of being closed; $5.5 million of acquisition expenses. Due to the accelerated monetization strategy, we have excluded our Land and Development operations from adjusted earnings per diluted share. We incurred $4.6 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact.

We discuss these charges in more detail in “Note 8. Restructuring and Other Costs, Net” and “Note 14. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and six months ended March 31, 2017 and March 31, 2016 (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$3,656.3	$3,492.7	$7,103.5	$6,963.6
Cost of goods sold	2,980.9	2,835.4	5,836.8	5,651.6
Gross profit	675.4	657.3	1,266.7	1,312.0
Selling, general and administrative expenses, excluding intangible amortization	349.1	342.0	685.4	677.9
Selling, general and administrative intangible amortization	49.6	53.5	102.2	106.1
Pension lump sum settlement	28.7	—	28.7	—
Land and Development impairment	42.7	—	42.7	—
Restructuring and other costs, net	18.3	111.1	99.3	273.9
Operating profit	187.0	150.7	308.4	254.1
Interest expense	(65.8)	(64.0)	(130.9)	(129.2)
Loss on extinguishment of debt	(0.1)	—	(0.1)	—
Interest income and other income (expense), net	14.2	6.5	26.3	22.3
Equity in income (loss) of unconsolidated entities	6.5	(0.3)	20.2	1.0
Income from continuing operations before income taxes	141.8	92.9	223.9	148.2
Income tax expense	(43.6)	(34.5)	(47.2)	(59.4)
Income from continuing operations	98.2	58.4	176.7	88.8
Income (loss) from discontinued operations, net of income tax expense of $0, $5.9, $0 and $7.2	—	1.4	—	(480.7)
Consolidated net income (loss)	98.2	59.8	176.7	(391.9)
Less: Net loss (income) attributable to noncontrolling interests	4.9	(2.9)	7.3	(4.7)
Net income (loss) attributable to common stockholders	$103.1	$56.9	$184.0	$(396.6)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016	$3,470.9	$3,492.7	$6,963.6	$3,596.5	$3,611.7	$14,171.8
Fiscal 2017	$3,447.2	$3,656.3	$7,103.5
% Change	(0.7)%	4.7%	2.0%

Net sales in the second quarter of fiscal 2017 increased $163.6 million compared to the second quarter of fiscal 2016, primarily as a result of higher Corrugated Packaging segment and Land and Development segment net sales partially offset by decreased Consumer Packaging segment net sales. Net sales in the six months ended March 31, 2017 increased $139.9 million compared to the six months ended March 31, 2016 primarily as a result of higher Corrugated Packaging segment and Land and Development segment net sales partially offset by decreased Consumer Packaging segment net sales. We discuss our net sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016	$2,816.2	$2,835.4	$5,651.6	$2,869.2	$2,892.4	$11,413.2
(% of Net Sales)	81.1%	81.2%	81.2%	79.8%	80.1%	80.5%

Fiscal 2017	$2,855.9	$2,980.9	$5,836.8
(% of Net Sales)	82.8%	81.5%	82.2%

The increase in cost of goods sold in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was due to cost inflation and other items, as well as increased land sales due to the accelerated monetization strategy. These factors were partially offset by synergy and productivity improvements. The increase in cost of goods sold in the six months ended March 31, 2017 compared to the six months ended March 31, 2016 was due to cost inflation, the Packaging Acquisition, increased land sales due to the accelerated monetization strategy, the impact of Hurricane Matthew and other items. These factors were partially offset by synergy and productivity improvements. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016	$335.9	$342.0	$677.9	$341.5	$360.0	$1,379.4
(% of Net Sales)	9.7%	9.8%	9.7%	9.5%	10.0%	9.7%

Fiscal 2017	$336.3	$349.1	$685.4
(% of Net Sales)	9.8%	9.5%	9.6%

SG&A excluding intangible amortization increased $7.1 million in the second quarter of fiscal 2017 compared to the prior year quarter. SG&A excluding intangible amortization increased $7.5 million in the six months ended March 31, 2017 compared to the prior year period.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $49.6 million and $53.5 million in the second quarter of fiscal 2017 and 2016, respectively. SG&A intangible amortization was $102.2 million and $106.1 million in the six months ended March 31, 2017 and March 31, 2016, respectively. See “Note 5. Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements included herein for additional information.

Land and Development Impairment

Due to the accelerated monetization strategy in our Land and Development segment, we recorded a pre-tax non-cash real estate impairment of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, in the second quarter of fiscal 2017. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. The charge is not reflected in segment income.

Pension Lump Sum Settlement

During the second quarter of fiscal 2017, our year to date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting. As a result of settlement accounting, we recorded a $28.7 million non-cash charge. We discuss these charges in more detail in “Note 14. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $18.3 million and $111.1 million in the second quarter of fiscal 2017 and 2016, respectively. We recorded aggregate pre-tax restructuring and other costs of $99.3 million and $273.9 million in the six months ended March 31, 2017 and March 31, 2016, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, integration or divestiture can vary. We discuss these charges in more detail in “Note 8. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements.

Acquisitions and Investment

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

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

On October 1, 2015, we completed the SP Fiber Acquisition in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48 percent interest in GPS, which we consolidate. GPS is a renewable energy joint venture providing steam to the Dublin mill and energy to Georgia Power. The Dublin mill has helped balance the fiber mix of our mill system and the addition of kraft and bag paper has diversified our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the financial results of SP Fiber and GPS since the respective dates of acquisition in our Corrugated Packaging segment.

We discuss these acquisitions in more detail in “Note 5. Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the second quarter of fiscal 2017 was $65.8 million, increasing slightly compared to $64.0 million for the same quarter last year. Interest expense for the six months ended March 31, 2017 was $130.9 million, increasing slightly compared to $129.2 million for the same period last year.

Provision for Income Taxes

We recorded income tax expense from continuing operations of $43.6 million and $47.2 million for the three and six months ended March 31, 2017, compared to income tax expense from continuing operations of $34.5 million and $59.4 million for the three and six months ended March 31, 2016, respectively. The effective tax rates from continuing operations for the three and six months ended March 31, 2017 were 30.7% and 21.1%, respectively. The effective tax rates from continuing operations for the three and six months ended and March 31, 2016 were 37.1% and 40.1%, respectively. The effective tax rate from continuing operations for the six months ended March 31, 2017 was lower than the statutory federal rate primarily due primarily to a $23.8 million discrete tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring in the first quarter of fiscal 2017. For additional information, see “Note 9. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net for the second quarter of fiscal 2017 was income of $14.2 million compared to income of $6.5 million for the same quarter last year. Interest income and other income (expense), net for the six months ended March 31, 2017 was income of $26.3 million compared to income of $22.3 million for the same period last year.

Income (Loss) from Discontinued Operations

Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Income (loss) from discontinued operations, net of tax, was income of $1.4 million and loss of $480.7 million for the three and six months ended March 31, 2016, respectively. The loss in the six month period was primarily related to a $478.3 million goodwill impairment charge recorded in the first quarter of fiscal 2016. For additional information, see “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging Shipments in two groups following the Combination, North America and Brazil / India. We have separated Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. In the third quarter of fiscal 2016, we recast the North American Corrugated Container Shipments in the table below to remove the historical impact of the three box plants contributed to the Grupo Gondi joint venture in that quarter to provide comparability to the third quarter of fiscal 2016 and future results.

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
North American Corrugated Packaging Shipments - thousands of tons	2,046.7	2,040.3	4,087.0	2,114.1	2,153.2	8,354.3
North American Corrugated Containers Shipments - BSF	18.7	18.2	36.9	18.6	18.9	74.4
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	297.3	291.4	294.5	295.1

Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9	2,116.1	4,148.0
North American Corrugated Containers Shipments - BSF	18.8	18.7	37.5
North American Corrugated Containers Per Shipping Day - MMSF	312.9	291.9	302.0

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
Brazil / India Corrugated Packaging Shipments - thousands of tons	180.2	173.5	353.7	166.8	164.8	685.3
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3	2.8	1.4	1.6	5.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	18.1	18.7	18.7	19.8	19.0

Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0	171.0	322.0
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.6	3.1
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4	20.2	20.3

Corrugated Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Six Months Ended March 31, 2016	3,897.1	355.1	9.1
Third Quarter	1,967.7	192.4	9.8
Fourth Quarter	2,003.7	192.4	9.6
Total	$7,868.5	$739.9	9.4%

Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%
Second Quarter	2,065.0	159.5	7.7
Six Months Ended March 31, 2017	$4,008.6	$301.0	7.5%

(1) Net Sales before intersegment eliminations

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $132.2 million in the second quarter of fiscal 2017 compared to the prior year quarter primarily due to $52.5 million of higher corrugated volumes, $43.7 million of higher net sales of our recycling operations primarily due to higher commodity prices, $29.2 million of favorable corrugated selling price mix and $25.0 million of favorable foreign currency impacts. These increases were partially offset by $20.6 million of lower corrugated net sales due to a shift in sales from converted boxes in the prior year quarter to sales of containerboard this quarter as a result of having contributed three box plants to the Grupo Gondi joint-venture in April 2016.

Net sales of the Corrugated Packaging segment increased $111.5 million in the six months ended March 31, 2017 compared to the prior year period primarily due to $60.6 million of higher net sales of our recycling operations primarily due to higher commodity prices, $58.9 million of higher corrugated volumes, $40.1 million of favorable foreign currency impacts and $17.0 million of higher corrugated sales price/mix. These increases were partially offset by a $26.2 million decrease due to the impact of Hurricane Matthew in the first quarter of fiscal 2017 and a net $42.2 million of lower corrugated net sales due to a shift in sales from converted boxes in the prior year six month period to sales of containerboard in the current year period as a result of having contributed three box plants to the Grupo Gondi joint-venture in April 2016.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the second quarter of fiscal 2017 decreased $15.5 million compared to the prior year quarter. The decrease was primarily due to an estimated $105.2 million of cost inflation and a $2.8 million legal settlement, which were partially offset by an estimated $35.4 million of synergy and productivity improvements, $27.4 million of favorable volume and $26.7 million of favorable sales price/mix. The primary inflationary items consisted of $62.3 million of recycled fiber costs, $20.7 million of energy costs, $10.6 million of labor costs, $7.8 million of chemical costs and $7.2 million of freight costs, which were partially offset by $9.1 million of lower virgin fiber costs.

Segment income attributable to the Corrugated Packaging segment in the six months ended March 31, 2017 decreased $54.1 million compared to the prior year period. The decrease was primarily due to an estimated $156.5 million of cost inflation and the impact of Hurricane Matthew and legal settlements which reduced segment income by $22.5 million, which were partially offset by an estimated $77.0 million of synergy and productivity improvements, $32.7 million of favorable corrugated volumes and $14.5 million of favorable sales price/mix. The primary inflationary items consisted of $86.7 million of recycled fiber costs, $35.1 million of energy costs, $24.1 million of labor costs, $11.0 million of chemical costs and $6.9 million of freight, which were partially offset by $19.3 million of lower virgin fiber costs.

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

	First Quarter	Second Quarter	Six Months Ended 3/31	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2016
Consumer Packaging Shipments - thousands of tons	949.3	974.4	1,923.7	986.3	998.7	3,908.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	17.8	9.5	9.4	36.7
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	143.9	148.5	146.3	145.7

Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5	947.0	1,863.5
Consumer Packaging Converting Shipments - BSF	9.0	8.9	17.9
Consumer Packaging Converting Per Shipping Day - MMSF	150.0	139.1	144.4

Consumer Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Six Months Ended March 31, 2016	3,130.6	190.9	6.1
Third Quarter	1,635.8	151.7	9.3
Fourth Quarter	1,621.7	139.1	8.6
Total	$6,388.1	$481.7	7.5%

Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%
Second Quarter	1,554.6	118.8	7.6
Six Months Ended March 31, 2017	$3,065.5	$206.4	6.7%

(1) Net Sales before intersegment eliminations

Net Sales (Consumer Packaging Segment)

The $33.8 million decrease in net sales for the Consumer Packaging segment for the second quarter of fiscal 2017 compared to the prior year quarter was primarily the result of $32.3 million of lower volumes. The $65.1 million decrease in net sales for the Consumer Packaging segment for the six months ended March 31, 2017 compared to the prior year period was primarily the result of $97.8 million of lower volumes partially offset by $37.0 million of net sales from the Packaging Acquisition.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended March 31, 2017 increased $19.1 million compared to the prior year quarter. The increase was primarily due to synergy and productivity improvements of an estimated $72.3 million that were partially offset by an estimated $49.7 million of cost inflation and $7.4 million for the impact of lower volumes compared to the prior year quarter. The primary inflationary items consisted of $13.1 million of recycled fiber costs, $11.8 million of chemical costs, $11.6 million of energy costs and $11.6 million of labor costs, which were partially offset by $6.3 million of lower virgin fiber costs. Segment income for the second quarter of fiscal 2017 included a $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense related to HH&B since it was held for sale as of January 23, 2017.

Segment income of the Consumer Packaging segment for the six months ended March 31, 2017 increased $15.5 million compared to the prior year period. The increase was primarily due to synergy and productivity improvements of an estimated $120.8 million that were partially offset by an estimated $79.0 million of cost inflation, $18.8 million for the impact of lower volumes and $9.3 million of lower selling price/mix. The primary inflationary items consisted of $21.9 million of labor costs, $21.0 million of chemical costs, $20.7 million of energy costs and $18.2 million of recycled fiber costs, which were partially offset by $13.5 million of lower virgin fiber costs. Segment income included a $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense in the second quarter of fiscal 2017 in HH&B since it was held for sale as of January 23, 2017.

Land and Development

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Six Months Ended March 31, 2016	34.1	(3.3)	(9.7)
Third Quarter	42.0	9.5	22.6
Fourth Quarter	43.7	(1.6)	(3.7)
Total	$119.8	$4.6	3.8%

Fiscal 2017
First Quarter	$54.0	$1.7	3.1%
Second Quarter	100.0	17.5	17.5
Six Months Ended March 31, 2017	$154.0	$19.2	12.5%

(1) Net Sales before intersegment eliminations

Net Sales (Land and Development Segment)

Land and Development’s net sales for the second quarter of fiscal 2017 were $100.0 million compared to $18.7 million in the second quarter of fiscal 2016. Land and Development’s net sales for the six months ended March 31, 2017 were $154.0 million compared to $34.1 million in the six months ended March 31, 2016. The increased sales were a result of our accelerated monetization strategy, including the closing of a $90 million contract in the second quarter of fiscal 2017 to sell most of one of the single largest projects in the portfolio. We have included the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $17.5 million in the second quarter of fiscal 2017 compared to a loss of $4.0 million in the second quarter of fiscal 2016. Segment income attributable to the Land and Development segment was $19.2 million in the six months ended March 31, 2017 compared to a loss of $3.3 million in the six months ended March 31, 2016. The segment’s assets were stepped-up to fair value as a result of purchase accounting, which generally has resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-up in fair value of our land portfolio in this segment as a result of the accounting for the Combination is expected to reduce future profitability on existing projects, but should not impact future cash flows. The increase in segment income in the three and six months ended March 31, 2017 was primarily due to the accelerated monetization of our Land and Development portfolio.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Our primary sources of liquidity are summarized below. See “Note 12. Debt” of the Notes to Condensed Consolidated Financial Statements for additional information on our outstanding debt and the fair value of our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not a key source of liquidity to our domestic operations.

Primary Sources of Liquidity

At March 31, 2017, we had approximately $2.5 billion of availability under our committed credit facilities, primarily in connection with our revolving credit facility and Receivables Facility. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

•
On July 1, 2015, we entered into a credit agreement that included a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. On July 1, 2016, we executed an option to extend the term of the facility for one year beyond the original 5-year term. Approximately $1.82 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2021, and the remainder will continue to mature on July 1, 2020. At March 31, 2017, we had no amounts outstanding under this facility.

•
We have a $700.0 million Receivables Facility and on July 22, 2016 we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. At March 31, 2017, we had no amounts outstanding under this facility.

•
On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation. The facility matured on December 1, 2016. We renewed the facility on February 10, 2017, and the facility matures on February 12, 2018. At March 31, 2017, we had $60.3 million outstanding under this facility.

•
On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matured on February 9, 2017, and was not renewed.

•
On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matured on March 2, 2017 and was renewed as a Euro dollar facility on the same day. The facility is an uncommitted revolving line of credit in the amount of €100.0 million. The facility will be available in Euros only, and continues until terminated in writing by WestRock or the lender. At March 31, 2017, we had no amounts outstanding under this facility.

Cash and cash equivalents were $385.3 million at March 31, 2017 and $340.9 million at September 30, 2016. Approximately 88% of the cash and cash equivalents at March 31, 2017 were outside of the U.S. At March 31, 2017 and September 30, 2016, total debt was $5,673.7 million and $5,789.2 million, respectively, $214.2 million and $292.9 million of which was short-term at March 31, 2017 and September 30, 2016, respectively.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at March 31, 2017. At March 31, 2017, we had $117.9 million of outstanding letters of credit not drawn upon.

Cash Flow Activity

	Six Months Ended
	March 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$817.1	$775.2
Net cash used for investing activities	$(357.0)	$(816.1)
Net cash (used for) provided by financing activities	$(409.7)	$186.3

Net cash provided by operating activities during the six months ended March 31, 2017 increased $41.9 million compared to the six months ended March 31, 2016, primarily due to a $36.6 million decrease in our working capital usage in the six months ended March 31, 2017 compared to the six months ended March 31, 2016 plus higher after tax cash proceeds from Land and Development’s accelerated monetization strategy offset by lower operating cash flow from the Corrugated Packaging and Consumer Packaging segments due to significant cost inflation.

Net cash used for investing activities of $357.0 million in the six months ended March 31, 2017 consisted primarily of $365.3 million of capital expenditures and $31.7 million for the Star Pizza Acquisition net of the receipt of an escrow payment from the Packaging Acquisition. Net cash used for investing activities of $816.1 million in the six months ended March 31, 2016 consisted primarily of $418.4 million of capital expenditures, $381.0 million for the SP Fiber Acquisition and the Packaging Acquisition, and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition.

We expect fiscal 2017 capital expenditures to be in the range of $750 million. In fiscal 2017, we expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our target of achieving $1.0 billion annualized run rate synergy and performance improvements, before inflation, to be realized by June 30, 2018, and (iv) to generate attractive returns. We believe we have an opportunity to improve our performance through capital investment in our box plant system, the most prominent investments being our multi-year project of installing new “evolution” equipment capable of printing, folding and gluing corrugated sheets into corrugated containers. We expect to install a total of 30 units. We have already installed 26 units and expect to install three more units in fiscal 2017.

In the six months ended March 31, 2017, net cash used for financing activities of $409.7 million consisted primarily of cash dividends paid to stockholders of $201.1 million, purchases of Common Stock of $93.0 million and a net decrease in debt of $101.3 million. In the six months ended March 31, 2016, net cash provided by financing activities of $186.3 million consisted primarily of a net increase in debt aggregating $644.4 million that was partially offset by cash dividends paid to stockholders of $191.6 million and purchases of common stock of $238.8 million. The increase in debt in the prior year period was primarily due to the stock repurchases, the SP Fiber Acquisition and the Packaging Acquisition. In April 2017, our board of directors approved our May 2017 quarterly dividend of $0.40 per share, indicating an annualized dividend of $1.60 per share. We paid a February 2017 quarterly dividend of $0.40 per share and in fiscal 2016, we paid four quarterly dividends of $0.375 per share for an annual dividend of $1.50 per share.

At March 31, 2017, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $271 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. We expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction. Foreign and state net operating losses and credits will be used over a longer period of time.

We made contributions of $19.5 million to our pension and supplemental retirement plans during the six months ended March 31, 2017. Based on current facts and assumptions, we expect to contribute approximately $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows. We do not expect the partial settlement of our U.S. defined benefit plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit to require us to make additional pension plan contributions.

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions, net of tax):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Income from continuing operations	$98.2	$58.4	$176.7	$88.8
Land and Development impairment, net of income tax benefit of $14.4, $0.0, $14.4 and $0.0(1)	21.9	—	21.9	—
Pension lump sum settlement, net of income tax benefit of $11.0, $0.0, $11.0 and $0.0	17.7	—	17.7	—
Restructuring and other items, net of income tax benefit of $11.4, $33.1, $35.3 and $90.6	12.0	81.5	75.8	199.0
One-time state tax benefit	—	—	(23.8)	—
Land and Development operating results, net of income tax expense (benefit) of $7.2, ($1.3), $7.6 and ($0.5)	(11.0)	1.9	(11.6)	0.8
HH&B - impact of held for sale accounting, net of income tax expense of $2.3, $0.0, $2.3 and $0.0	(7.8)	—	(7.8)	—
Loss on contribution of subsidiary, net of income tax benefit of $0.6, $0.0, $0.6 and $0.0	1.1	—	1.1	—
Inventory stepped-up in purchase accounting, net of LIFO and net of income tax benefit of $0.2, $0.5, $0.2 and $1.4	0.3	1.3	0.3	3.2
Noncontrolling interest from continuing operations	4.9	(1.3)	7.3	(1.4)
Adjusted Income from Continuing Operations	$137.3	$141.8	$257.6	$290.4

(1) Net of $6.4, $0.0, $6.4 and $0.0 million, respectively, of noncontrolling interest

The reconciliation of “Adjusted Earnings from Continuing Operations Per Diluted Share” is presented under the caption “Management’s Discussion and Analysis of Financial Condition — Results of Operations (Consolidated)” above.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our anticipation that we will be able to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; the step-up in fair value of our land portfolio in our Land and Development segment is expected to reduce future profitability on existing projects but should not impact future cash flows; our expectation of paying an annualized dividend of $1.60 per share in fiscal 2017; we expect to contribute approximately $30 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations; the timing of our adoption of various recently adopted or issued accounting standards and our expectation that each of ASU 2017-07, ASU 2017-04, ASU 2016-17, ASU 2016-16, ASU 2016-13, ASU 2016-09, ASU 2016-07, ASU 2016-05 and ASU 2015-11 will not have a material effect on our consolidated financial statements; amounts and timing of capital expenditure projects; our belief that the Quebec cap-and-trade program and other similar programs may require expenditures to meet required GHG emission reduction requirements in future years; that if the Paris Agreement becomes legally binding, mandatory GHG reduction requirements that may be imposed in accordance with the Paris Agreement could require process changes, capital expenditures and/or increase the company’s operating costs at some facilities; our expectation for buyer-specific synergies related to the SP Fiber Acquisition, Packaging Acquisition and Star Pizza Acquisition; our belief that we have an opportunity to improve our performance through capital investment in our box plant system, and that we expect to install a total of 30 new “evolution” equipment units, including three more in fiscal 2017; that management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows; management’s belief that the resolution of a number of other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $271 million in future potential reductions of U.S. federal, state and foreign cash taxes; that based on our current projections, we expect to utilize our remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years and that foreign and state net operating losses and credits will be used over a longer period of time; we expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction; that we expect integration activities to continue during fiscal 2017; our belief that the costs of projects related to certain of our current or former locations being investigated or remediated under various environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our estimate of our exposure for matters related to guarantees being up to $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; the Packaging Acquisition is subject to an election under Section 338(h)(10) of the Code that will increase the U.S. tax basis in the acquired U.S. assets for an as yet to be determined amount; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations and available borrowings under our credit facilities; our belief that the Grupo Gondi joint venture will help grow our presence in the attractive Mexican market; that with respect to the Packaging Acquisition, we expect the goodwill and intangibles of the U.S. entities to be amortizable for income tax purposes; expected totals for restructuring and other costs, net; our expectation that fiscal 2017 capital expenditures will be in the range of $750 million and the capital expenditure projects we expect to invest in for fiscal 2017; and the potential purchase of MPS.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination and the Separation; our ability to effectively integrate the operations of RockTenn and MWV; the results and impacts of the potential acquisition of MPS; whether and when the conditions to the completion of the potential acquisition of MPS will be satisfied; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; our ability to successfully identify and make performance improvements; uncertainties related to planned mill outages or production disruptions, including associated costs and the length of those outages; the possibility of unplanned mill outages; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in, including but not limited to, interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the impact of operational restructuring activities, including the cost and timing of such activities, the size and cost of employment terminations, operational consolidation, capacity utilization, cost reductions and production efficiencies, estimated fair values of assets, and returns from planned asset transactions, and the impact of such factors on earnings; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases, as well as the impact and continuation of such factors; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase company stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases and the impact of the gain and loss of customers; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2016 Form 10-K and this fiscal 2017 Second Quarter Form 10-Q and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Fiscal 2016 Form 10-K.

See “Note 16. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A.    RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in our Fiscal 2016 Form 10-K. Additional risks related to our announced acquisition of MPS are described below.

We May Not Complete Our Proposed Acquisition of MPS

The consummation of the merger of our wholly owned subsidiary with and into MPS whereby MPS would become our wholly owned subsidiary is subject to certain closing conditions, including, among others, (i) receipt of required competition approvals in the European Union and Mexico, (ii) the absence of any applicable law, judgment, legal restraint, prohibition or binding order that prevents, makes illegal or prohibits the consummation of the merger and (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the merger agreement, as well as the performance of each party’s obligations under the merger agreement in all material respects. On April 5, 2017, MPS shareholders voted to approve and adopt the merger agreement, the statutory merger agreement required by Bermuda law and the merger of our wholly owned subsidiary with and into MPS. In addition, the merger agreement contains certain termination rights for both MPS and us, including in the event (i) the merger is not consummated on or before October 23, 2017 (which deadline may be extended under certain circumstances to January 23, 2018) or (ii) MPS terminates the merger agreement to enter into a definitive written agreement providing for a superior alternative transaction.

The remaining conditions to the closing of the merger may not be satisfied and the merger agreement could be terminated. In addition, satisfying the conditions to the merger may take longer, and could cost more, than we and MPS expect. The occurrence of any of these events individually or in combination may adversely affect the benefits we expect to achieve from the merger and the trading price of our Common Stock. In addition, if the merger does not close, the attention of our management will have been diverted to the merger, rather than our operations and pursuit of other opportunities.

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

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15 percent of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the six months ended March 31, 2017, we repurchased approximately 1.8 million shares of Common Stock for an aggregate cost of $93.1 million. As of March 31, 2017, we had approximately 24.7 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	—	25,149,539
February 1, 2017 through February 28, 2017	—	—	—	25,149,539
March 1, 2017 through March 31, 2017	486,890	51.40	486,890	24,662,649
Total	486,890		486,890

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	May 8, 2017	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 2.4
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

Exhibit 31.1*	Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Steven C. Voorhees, Chief Executive Officer and President of WestRock Company.

Exhibit 31.2*
Certification Accompanying Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Ward H. Dickson, Executive Vice President and Chief Financial Officer of WestRock Company.

Exhibit 101.INS*	XBRL Instance Document.

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema.

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit 101.DEF*	XBRL Taxonomy Definition Label Linkbase.

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*Filed as part of this quarterly report.

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