Form 10-Q
period 2017-06-30
WestRock Co
filed 2017-08-09
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 28, 2017
Common Stock, $0.01 par value	254,000,527

WESTROCK COMPANY

Glossary of Terms

The following terms or acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition

Adjusted Earnings from Continuing Operations Per Diluted Share	As defined on p. 54
Adjusted Income from Continuing Operations	As defined on p. 54
Antitrust Litigation	As defined on p. 37
A/R Sales Agreement	As defined on p. 31
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
Boiler MACT	As defined on p. 35
BSF	Billion square feet
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p. 36
Code	The Internal Revenue Code of 1986, as amended
Combination
Pursuant to the Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, Rome Merger Sub, Inc., and Milan Merger Sub, LLC, (i) Rome Merger Sub, Inc was merged with and into RockTenn, with RockTenn surviving the merger as a wholly owned subsidiary of WestRock, and (ii) Milan Merger sub, LLC was merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	WestRock common stock, par value $0.01 per share
containerboard	Linerboard and corrugating medium
Credit Agreement	As defined on p. 30
Credit Facility	As defined on p. 30
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Farm Credit Facility	As defined on p. 30
Farm Loan Credit Agreement	As defined on p. 30
FIFO	First-in first-out inventory valuation method
Fiscal 2016 Form 10-K	WestRock’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016
GAAP	Generally accepted accounting principles in the U.S.
GHG	Greenhouse gases
GPS	Green Power Solutions of Georgia, LLC
Grupo Gondi	Gondi, S. dc R.L. de C.V.
Hanna Group	Hanna Group Pty Ltd
Hannapak Acquisition	The August 1, 2017 acquisition of Hanna Group Pty Ltd
HH&B	Home, Health and Beauty, a former division of our Consumer Packaging segment
HH&B Sale	The April 6, 2017 sale of HH&B
IDBs	Industrial Development Bonds
Ingevity	Ingevity Corporation, formerly the Specialty Chemicals business of WestRock

Term or Acronym	Definition

Island Container Acquisition
The July 17, 2017 acquisition of certain assets and liabilities of Island Container Corp. and Combined Container Industries LLC, which together are independent producers of corrugated boxes, sheets and point-of-purchase displays

LIFO	Last-in first-out inventory valuation method
MEPP or MEPPs	Multiemployer pension plan(s)
MMSF	Millions of square feet
MPS	Multi Packaging Solutions International Limited, a Bermuda exempted company
MPS Acquisition	The June 6, 2017 acquisition of MPS pursuant to a merger agreement among WestRock, MPS and WRK Merger Sub Limited
MWV	WestRock MWV, LLC, formerly MeadWestvaco Corporation
Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc.
Paris Agreement	An agreement signed in April 2016 among the U.S. and over 170 other countries which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015
Pension Act	Pension Protection Act of 2006
Plan	WestRock Company Consolidated Pension Plan
PRP or PRPs	Potentially responsible party (parties)
Receivables Facility	Our $700.0 million receivables-backed financing facility that expires on July 22, 2019
RockTenn	WestRock RKT Company, formerly Rock-Tenn Company
SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
Separation	The May 15, 2016 distribution of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s stockholders
Seven Hills	Seven Hills Paperboard LLC
SG&A	Selling, general and administrative expenses
Silgan	Silgan Holdings Inc.
Smurfit-Stone	Smurfit-Stone Container Corporation
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
Star Pizza Acquisition	The March 13, 2017 acquisition of certain assets and liabilities of Star Pizza Inc.
U.S.	United States
U.S. Corrugated	U.S. Corrugated Holdings, Inc.
U.S. Corrugated Acquisition	The June 9, 2017 acquisition of U.S. Corrugated
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$3,695.6	$3,596.5	$10,799.1	$10,560.1
Cost of goods sold	3,000.1	2,869.2	8,836.9	8,520.8
Gross profit	695.5	727.3	1,962.2	2,039.3
Selling, general and administrative, excluding intangible amortization	348.1	341.5	1,033.5	1,019.4
Selling, general and administrative intangible amortization	54.6	53.3	156.8	159.4
Pension lump sum settlement	—	—	28.7	—
Land and Development impairment	—	—	42.7	—
Restructuring and other costs, net	59.4	43.1	158.7	317.0
Operating profit	233.4	289.4	541.8	543.5
Interest expense	(70.4)	(64.0)	(201.3)	(193.2)
Gain on extinguishment of debt	2.0	—	1.9	—
Interest income and other income (expense), net	15.0	20.9	41.3	43.2
Equity in income of unconsolidated entities	16.7	5.8	36.9	6.8
Gain on sale of HH&B	190.6	—	190.6	—
Income from continuing operations before income taxes	387.3	252.1	611.2	400.3
Income tax expense	(60.7)	(99.7)	(107.9)	(159.1)
Income from continuing operations	326.6	152.4	503.3	241.2
Loss from discontinued operations, net of income tax benefit of $0, $46.2, $0 and $39.0	—	(58.7)	—	(539.4)
Consolidated net income (loss)	326.6	93.7	503.3	(298.2)
Less: Net loss (income) attributable to noncontrolling interests	1.5	(1.4)	8.8	(6.1)
Net income (loss) attributable to common stockholders	$328.1	$92.3	$512.1	$(304.3)

Basic earnings per share from continuing operations	$1.30	$0.60	$2.04	$0.94
Basic loss per share from discontinued operations	—	(0.23)	—	(2.13)
Basic earnings (loss) per share attributable to common stockholders	$1.30	$0.37	$2.04	$(1.19)

Diluted earnings per share from continuing operations	$1.29	$0.59	$2.01	$0.93
Diluted loss per share from discontinued operations	—	(0.23)	—	(2.11)
Diluted earnings (loss) per share attributable to common stockholders	$1.29	$0.36	$2.01	$(1.18)

Cash dividends paid per share	$0.40	$0.375	$1.20	$1.125

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$326.6	$93.7	$503.3	$(298.2)
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation gain	26.1	35.6	4.7	133.3
Reclassification adjustment of net loss on foreign currency translation included in earnings	—	20.2	—	20.2
Sale of HH&B	26.8	—	26.8	—
Derivatives:
Deferred (loss) gain on cash flow hedges	(0.3)	0.1	(0.4)	(0.5)
Reclassification adjustment of net (gain) loss on cash flow hedges included in earnings	(0.1)	0.4	(0.1)	1.0
Defined benefit pension plans:
Net actuarial gain arising during the period	0.2	—	20.7	1.4
Amortization and settlement recognition of net actuarial loss, included in pension cost	3.4	1.5	30.2	4.9
Prior service cost arising during the period	—	—	(0.9)	—
Amortization and curtailment recognition of prior service (credit) cost, included in pension cost	(0.1)	0.2	(0.4)	0.8
Sale of HH&B	2.9	—	2.9	—
Other comprehensive income	58.9	58.0	83.5	161.1
Comprehensive income (loss)	385.5	151.7	586.8	(137.1)
Less: Comprehensive loss (income) attributable to noncontrolling interests	0.8	(1.5)	8.3	(6.3)
Comprehensive income (loss) attributable to common stockholders	$386.3	$150.2	$595.1	$(143.4)

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Share Data)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$225.2	$340.9
Restricted cash	5.9	25.5
Accounts receivable (net of allowances of $49.3 and $36.5)	1,902.4	1,592.2
Inventories	1,767.1	1,638.2
Other current assets	257.0	263.5
Assets held for sale	200.7	52.3
Total current assets	4,358.3	3,912.6
Property, plant and equipment, net	9,077.3	9,294.3
Goodwill	5,466.2	4,778.1
Intangibles, net	3,325.3	2,599.3
Restricted assets held by special purpose entities	1,288.9	1,293.8
Prepaid pension asset	354.1	257.8
Other assets	999.9	902.3
	$24,870.0	$23,038.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$710.5	$292.9
Accounts payable	1,452.7	1,054.4
Accrued compensation and benefits	388.0	405.9
Other current liabilities	507.7	429.8
Total current liabilities	3,058.9	2,183.0
Long-term debt due after one year	5,812.3	5,496.3
Pension liabilities, net of current portion	292.2	328.1
Postretirement benefit liabilities, net of current portion	142.9	140.0
Non-recourse liabilities held by special purpose entities	1,163.9	1,170.2
Deferred income taxes	3,378.4	3,130.7
Other long-term liabilities	812.0	746.2
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	12.8	13.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 253.9 million and 251.0 million shares outstanding at June 30, 2017 and September 30, 2016, respectively	2.5	2.5
Capital in excess of par value	10,610.6	10,458.6
Retained earnings (accumulated deficit)	79.3	(105.9)
Accumulated other comprehensive loss	(543.4)	(626.4)
Total stockholders’ equity	10,149.0	9,728.8
Noncontrolling interests	47.6	101.2
Total equity	10,196.6	9,830.0
	$24,870.0	$23,038.2

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	June 30,
	2017	2016
Operating activities:
Consolidated net income (loss)	$503.3	$(298.2)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	814.3	867.7
Cost of real estate sold	188.4	50.1
Deferred income tax (benefit) expense	(45.7)	35.4
Share-based compensation expense	50.0	51.8
Gain on extinguishment of debt	(1.9)	—
(Gain) loss on disposal of plant, equipment and other, net	(5.3)	1.9
Equity in income of unconsolidated entities	(36.9)	(6.8)
Pension and other postretirement funding (more) than expense (income)	(34.1)	(69.0)
Loss on contribution of subsidiary	1.7	—
Gain on Grupo Gondi investment	—	(12.1)
Gain on sale of HH&B	(190.6)	—
Cash surrender value increase in excess of premiums paid	(27.6)	(23.7)
Impairment adjustments	50.5	191.3
Distributed earnings from equity investments	14.6	7.4
Other non-cash items	(32.5)	(34.1)
Land and Development impairment	42.7	—
Impairment of Specialty Chemicals goodwill and intangibles	—	579.4
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(138.3)	51.0
Inventories	(31.4)	25.8
Other assets	(67.7)	(86.7)
Accounts payable	290.3	(104.1)
Income taxes	37.9	(13.0)
Accrued liabilities and other	24.5	92.7
Net cash provided by operating activities	1,406.2	1,306.8
Investing activities:
Capital expenditures	(536.8)	(614.7)
Cash paid for purchase of businesses, net of cash acquired	(1,443.8)	(376.4)
Debt purchased in connection with an acquisition	—	(36.5)
Corporate-owned life insurance premium paid	(1.4)	—
Investment in unconsolidated entities	(2.2)	(178.5)
Return of capital from unconsolidated entities	12.6	5.4
Proceeds from sale of subsidiary and affiliates	9.3	10.2
Proceeds from the sale of HH&B	993.5	—
Proceeds from sale of property, plant and equipment	40.8	10.9
Net cash used for investing activities	(928.0)	(1,179.6)
Financing activities:
Additions to revolving credit facilities	518.0	180.6
Additions to debt	417.0	1,458.3
Repayments of debt	(1,121.7)	(1,012.2)
Other financing additions	11.2	2.5
Debt issuance costs	(2.1)	(3.6)
Specialty Chemicals spin-off of cash and trust funding	—	(118.9)
Issuances of common stock, net of related minimum tax withholdings	22.3	(3.8)
Purchases of common stock	(93.0)	(285.1)
Excess tax benefits from share-based compensation	3.0	0.1
Advances from (repayments to) unconsolidated entity	1.2	(1.0)

	Nine Months Ended
	June 30,
	2017	2016
Cash dividends paid to shareholders	(301.6)	(286.3)
Cash distributions paid to noncontrolling interests	(45.9)	(21.8)
Net cash used for financing activities	(591.6)	(91.2)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(5.6)
(Decrease) increase in cash and cash equivalents	(115.7)	30.4
Cash and cash equivalents from continuing operations, at beginning of period	340.9	207.8
Cash and cash equivalents from discontinued operations, at beginning of period	—	20.5
Balance of cash and cash equivalents at beginning of period	340.9	228.3
Cash and cash equivalents from continuing operations, at end of period	225.2	258.7
Cash and cash equivalents from discontinued operations, at end of period	—	—
Cash and cash equivalents at end of period	$225.2	$258.7

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$112.1	$118.5
Interest, net of amounts capitalized	$138.9	$136.5

Supplemental schedule of non-cash operating and investing activities:

The formation of the Grupo Gondi joint venture consisted of a contribution of $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture valued at approximately $0.3 billion. The entity was deconsolidated as of April 1, 2016, which resulted in the derecognition and recognition of the following non-cash items (in millions):

Nine Months Ended June 30, 2016
Derecognized:
Accounts receivable	$34.7
Inventories	$25.8
Other assets	$86.3
Accounts payable	$(15.4)
Income taxes	$(1.0)
Accrued liabilities and other	$(18.8)

Recognized:
Investment in unconsolidated entities	$(123.7)

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the nine months ended June 30, 2017 relate to the MPS Acquisition, the U.S. Corrugated Acquisition and the Star Pizza Acquisition. Liabilities assumed in the nine months ended June 30, 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. For additional information regarding these acquisitions, see “Note 5. Acquisitions and Investment”.

	Nine Months Ended
	June 30,
	2017	2016
	(In millions)
Fair value of assets acquired, including goodwill	$3,197.4	$583.4
Cash consideration for the purchase of businesses, net of cash acquired (1)	(1,447.3)	(376.4)
Debt purchased in connection with an acquisition	—	(36.5)
Unreceived working capital or escrow	4.0	—
Stock issued for the purchase of a business	(136.1)	—
Fair value of share-based awards issued in the purchase of a business	(1.9)	—
Liabilities and noncontrolling interests assumed	$1,616.1	$170.5

Included in liabilities assumed is the following item:
Debt assumed	$929.1	$15.0
(1) The nine months ended June 30, 2017 amount is different from the condensed consolidated statements of cash flows line item “cash paid for the purchase of businesses, net of cash acquired” as the statement of cash flow amount is net of the receipt of a $3.5 million escrow payment related to the Packaging Acquisition.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended June 30, 2017
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

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2016 from the audited Consolidated Financial Statements included in our Fiscal 2016 Form 10-K. In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of operations for the three and nine months ended June 30, 2017 and June 30, 2016, our comprehensive income (loss) for the three and nine months ended June 30, 2017 and June 30, 2016, our financial position at June 30, 2017 and September 30, 2016, and our cash flows for the nine months ended June 30, 2017 and June 30, 2016.

On May 15, 2016, WestRock completed the Separation. Ingevity is now an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. With the completion of the Separation, we disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the results of operations of the former Specialty Chemicals segment prior to the Separation as discontinued operations in the accompanying condensed consolidated financial statements. See “Note 6. Discontinued Operations” for more information.

On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B. Accordingly, in the second quarter of fiscal 2017, all the assets and liabilities of HH&B were reported in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale. On April 6, 2017, we sold HH&B. See “Note 7. Assets Held For Sale” for more information. The presentation of other current assets and assets held for sale at September 30, 2016 has been changed to conform to the current year presentation.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim statements should be read in conjunction with our Fiscal 2016 Form 10-K. The results for the three and nine months ended June 30, 2017 are not necessarily indicative of results that may be expected for the full year.

Note 2.	New Accounting Standards

New Accounting Standards - Recently Issued

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”. The amendments in the ASU include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718, “Compensation - Stock Compensation” and require entities to account for the effects of a modification unless all of the following conditions are met: (a) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified; (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. These provisions are effective for fiscal years beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU.

In March 2017, the FASB issued ASU 2017-07, “Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The guidance in this update requires that an employer disaggregate the service cost component from the other components of net benefit cost. Non-service cost components of net periodic pension cost are required

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to be presented in the income statement separately from the service cost component and outside the subtotal of operating income. The amendments in the update also allow only the service cost component to be eligible for capitalization for internally developed capital projects. The amendments in this update are effective for annual periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods. Early adoption is permitted. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient that permits us to estimate amounts for comparative periods using the information previously disclosed in our pension and other postretirement plan footnote. We are currently evaluating the impact of this ASU.

In February 2017, the FASB issued ASU 2017-05, “Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Specifically, the ASU clarifies the scope of an “in substance nonfinancial asset”, clarifies the treatment of partial sales of nonfinancial assets and clarifies guidance on accounting for contributions of nonfinancial assets to joint ventures and equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017 (October 1, 2018 for us) including interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU may be applied by either a full or modified retrospective approach. We are currently evaluating the impact of this ASU.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC 350, “Intangibles-Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 (October 1, 2020 for us). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU will be applied prospectively. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC 805, “Business Combinations”. The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU defines an output as “the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues.” The ASU is effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those annual periods, and early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. We are currently evaluating the impact of these provisions.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which amends the guidance in ASC 230, “Statement of Cash Flows”. The new ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be prepared either on the face of the statement of cash flows or in the notes to the financial statements. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017 (October 1, 2018 for us), applied retrospectively for each period presented. Early adoption is permitted. We are currently evaluating the impact of these provisions.

In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control”, which amends certain provisions of ASC 810, “Consolidation”. The ASU amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity. Under the ASU, a reporting entity considers its indirect economic interests in a variable interest entity held through related parties that are under common control on a proportionate basis, in a manner consistent with its consideration of its indirect economic interests held through related parties that are not under common control. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning on or after December 15, 2016 (October 1, 2017 for us). We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which amends the guidance in ASC 230, “Statement of Cash Flows”. The ASU clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows for the following transactions: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investees and beneficial interest in securitization transactions. The ASU also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance requires retrospective adoption and is effective for fiscal years beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within those fiscal years. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the period of adoption. We are currently evaluating the impact of these provisions.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASC 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available for sale debt securities with unrealized losses, entities will be required to measure credit losses in a manner similar to what they do today, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year or origination for most financing receivables. The ASU is effective for annual reporting periods beginning after December 15, 2019 (October 1, 2020 for us), including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Improvements To Employee Share Based Payment Accounting”, which amends certain provisions of ASC 718. The ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years. Based on our current stock compensation awards, the adoption is currently not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 “Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASC 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASC 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require de-designation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We currently do not expect that these provisions will have a material effect on our consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018 (October 1, 2019 for us), including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. We have not completed our assessment. We currently expect that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of operations or the consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. Therefore, these provisions are effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. The FASB has clarified this guidance in various updates (ASU 2016-08, ASU 2016-12 and ASU 2016-20) during 2015 and 2016, all of which have the same effective date as the original guidance. We are evaluating the impact of these provisions. We will adopt the revenue standard as of October 1, 2018 and currently expect to use the modified retrospective approach. We manufacture certain products that have no alternative use to us (since such products are made to specific customer orders), and we believe for certain customers we have a legally enforceable right to payment for performance completed to date on these manufactured products including a reasonable profit. For those manufactured products that meet these two criteria, we will recognize revenue “over time” upon the adoption of ASC 606. This could result in (a) revenue recognition prior to the date of shipment or title transfer for these products and (b) an increase in unbilled receivables balances and a reduction in finished goods inventory balances on our balance sheet from historic and current levels. We are continuing to evaluate the impact of the provisions of the new revenue standard on the Company's financial position, results of operations and cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 3.	Equity and Other Comprehensive Income (Loss)

Equity

The following is a summary of the changes in total equity for the nine months ended June 30, 2017 (in millions):

	WestRock Company Stockholders’ Equity	Noncontrolling (1) Interests	Total Equity
Balance at September 30, 2016	$9,728.8	$101.2	$9,830.0
Net income (loss) attributable to common stockholders	512.1	(10.8)	501.3
Other comprehensive income, net of tax	83.0	—	83.0
Income tax benefit from share-based plans	1.0	—	1.0
Compensation expense under share-based plans	52.8	—	52.8
Cash dividends declared (per share - $1.20) (2)	(304.5)	—	(304.5)
Distributions and adjustments to noncontrolling interests	—	(42.8)	(42.8)
Issuance of common stock, net of stock received for minimum tax withholdings (3)	161.3	—	161.3
Fair value of share-based awards issued in acquisition	1.9	—	1.9
Purchases of common stock	(93.0)	—	(93.0)
Separation of Specialty Chemicals business	5.6	—	5.6
Balance at June 30, 2017	$10,149.0	$47.6	$10,196.6

(1)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone bankruptcy claims.

(3)	Includes the issuance of approximately 2.4 million shares of Common Stock valued at $136.1 million in connection with the U.S. Corrugated Acquisition.

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the nine months ended June 30, 2017, we repurchased approximately 1.8 million shares of Common Stock for an aggregate cost of $93.0 million. As of June 30, 2017, we had approximately 24.7 million shares of Common Stock available for repurchase under the program.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2017 and June 30, 2016 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$(626.4)
Other comprehensive (loss) income before reclassifications	(0.4)	19.7	4.7	24.0
Amounts reclassified from accumulated other comprehensive loss (income)	(0.1)	29.4	—	29.3
Sale of HH&B	—	2.9	26.8	29.7
Net current period other comprehensive (loss) income	(0.5)	52.0	31.5	83.0
Balance at June 30, 2017	$(0.7)	$(471.8)	$(70.9)	$(543.4)

(1)	All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$(780.2)
Other comprehensive (loss) income before reclassifications	(0.5)	1.4	133.4	134.3
Amounts reclassified from accumulated other comprehensive loss	1.0	5.4	20.2	26.6
Separation of Specialty Chemicals business	0.4	1.9	5.6	7.9
Net current period other comprehensive income	0.9	8.7	159.2	168.8
Balance at June 30, 2016	$(0.5)	$(532.0)	$(78.9)	$(611.4)

(1)     All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 37% to 38% for the nine months ended June 30, 2017 and 34% to 35% for the nine months ended June 30, 2016. Although we are impacted by a number of currencies, foreign currency translation gains recorded in accumulated other comprehensive loss for the nine months ended June 30, 2017 were primarily due to the HH&B Sale as well as gains in the Canadian dollar and Mexican peso, partially offset by changes in the Yen and Brazilian Real exchange rates, each against the U.S. dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the nine months ended June 30, 2016 were primarily due to the changes in the Brazilian Real and Canadian dollar, both against the U.S. dollar. For the nine months ended June 30, 2017, we recorded defined benefit net actuarial gains of $19.7 million, net of $15.1 million of deferred income tax expense, in other comprehensive (loss) income, primarily due to the remeasurement of the Plan at February 28, 2017. For the nine months ended June 30, 2017, amounts reclassified from accumulated other comprehensive loss totaled $59.0 million, net of deferred income tax of $17.8 million, primarily related to the HH&B Sale and pension settlement accounting in the Plan in February 2017. For the nine months ended June 30, 2016, we recorded defined benefit net actuarial gains of $1.4 million, net of tax of $0.8 million, in other comprehensive income (loss), primarily due to the partial settlement and curtailment of certain defined benefit plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(4.8)	$1.5	$(3.3)	$(1.9)	$0.6	$(1.3)
Prior service credits (costs) (2)	0.2	(0.1)	0.1	(0.4)	0.3	(0.1)
Sale of HH&B (3)	(4.2)	1.3	(2.9)	—	—	—
Subtotal defined benefit plans	(8.8)	2.7	(6.1)	(2.3)	0.9	(1.4)

Foreign currency translation adjustments
Sale of HH&B (3)	(26.8)	—	(26.8)	—	—	—
Sale of foreign subsidiary (4)	—	—	—	(20.2)	—	(20.2)
Subtotal foreign currency translation adjustments	(26.8)	—	(26.8)	(20.2)	—	(20.2)
Derivative Instruments (1)
Commodity cash flow hedges (5)	—	—	—	(0.3)	—	(0.3)
Foreign currency cash flow hedges (6)	0.3	(0.2)	0.1	(0.5)	0.2	(0.3)
Subtotal derivative instruments	0.3	(0.2)	0.1	(0.8)	0.2	(0.6)

Total reclassifications for the period	$(35.3)	$2.5	$(32.8)	$(23.3)	$1.1	$(22.2)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 14. Retirement Plans” for additional details.

(3)	Included in gain on sale of HH&B.

(4)	Included in interest income and other income (expense), net.

(5)	These accumulated other comprehensive income components are included in cost of goods sold.

(6)	These accumulated other comprehensive income components are included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Nine Months Ended			Nine Months Ended
	June 30, 2017			June 30, 2016
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(46.7)	$16.9	$(29.8)	$(6.5)	$1.9	$(4.6)
Prior service credits (costs) (2)	0.7	(0.3)	0.4	(1.3)	0.5	(0.8)
Sale of HH&B (3)	(4.2)	1.3	(2.9)	—	—	—
Subtotal defined benefit plans	(50.2)	17.9	(32.3)	(7.8)	2.4	(5.4)
Foreign currency translation adjustments
Sale of HH&B (3)	(26.8)	—	(26.8)	—	—	—
Sale of foreign subsidiary (4)	—	—	—	(20.2)	—	(20.2)
Subtotal foreign currency translation adjustments	(26.8)	—	(26.8)	(20.2)	—	(20.2)
Derivative Instruments (1)
Commodity cash flow hedges (5)	—	—	—	(1.4)	0.5	(0.9)
Foreign currency cash flow hedges (6)	0.2	(0.1)	0.1	(0.2)	0.1	(0.1)
Subtotal derivative instruments	0.2	(0.1)	0.1	(1.6)	0.6	(1.0)
Total reclassifications for the period	$(76.8)	$17.8	$(59.0)	$(29.6)	$3.0	$(26.6)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 14. Retirement Plans” for additional details.

(3)	Included in gain on sale of HH&B.

(4)	Included in interest income and other income (expense), net.

(5)	These accumulated other comprehensive income components are included in cost of goods sold.

(6)	These accumulated other comprehensive income components are included in net sales.

Note 4.	Earnings per Share

Restricted stock awards we grant to non-employee directors are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as Common Stock. As participating securities, we include these instruments in the earnings allocation in computing earnings per share under the two-class method described in ASC 260 “Earnings per Share”. The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions, except per share data):

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic earnings (loss) per share:
Numerator:
Income from continuing operations	$326.6	$152.4	$503.3	$241.2
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	1.5	(0.4)	8.8	(1.8)
Income available to common stockholders, before discontinued operations	328.1	152.0	512.1	239.4
Less: Distributed and undistributed income available to participating securities	(0.1)	—	(0.1)	—
Distributed and undistributed income attributable to common stockholders, before discontinued operations	328.0	152.0	512.0	239.4
Loss from discontinued operations (1)	—	(59.7)	—	(543.7)
Net income (loss) attributable to common stockholders	$328.0	$92.3	$512.0	$(304.3)
Denominator:
Basic weighted average shares outstanding	252.1	252.7	251.5	254.8

Basic earnings per share from continuing operations	$1.30	$0.60	$2.04	$0.94
Basic loss per share from discontinued operations	—	(0.23)	—	(2.13)
Basic earnings (loss) per share attributable to common stockholders	$1.30	$0.37	$2.04	$(1.19)

Diluted earnings (loss) per share:
Numerator:
Income from continuing operations	$326.6	$152.4	$503.3	$241.2
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	1.5	(0.4)	8.8	(1.8)
Income available to common stockholders, before discontinued operations	328.1	152.0	512.1	239.4
Less: Distributed and undistributed income available to participating securities	(0.1)	—	(0.1)	—
Distributed and undistributed income attributable to common stockholders, before discontinued operations	328.0	152.0	512.0	239.4
Loss from discontinued operations (1)	—	(59.7)	—	(543.7)
Net income (loss) attributable to common stockholders	$328.0	$92.3	$512.0	$(304.3)
Denominator:
Basic weighted average shares outstanding	252.1	252.7	251.5	254.8
Effect of dilutive stock options and non-participating securities	3.2	3.5	3.5	3.8
Diluted weighted average shares outstanding	255.3	256.2	255.0	258.6

Diluted earnings per share from continuing operations	$1.29	$0.59	$2.01	$0.93
Diluted loss per share from discontinued operations	—	(0.23)	—	(2.11)
Diluted earnings (loss) per share attributable to common stockholders	$1.29	$0.36	$2.01	$(1.18)

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $1.0 million and $4.3 million for the three and nine months ended June 30, 2016, respectively.

Weighted average shares include approximately 0.2 million and 0.3 million of reserved, but unissued, shares at June 30, 2017 and June 30, 2016, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock options and restricted stock in the amount of 0.6 million and 0.6 million common shares in the three and nine months ended June 30, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Stock options and restricted stock in the amount of 1.9 million and 1.8 million common shares in the three and nine months ended June 30, 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 5.	Acquisitions and Investment

MPS Acquisition

On June 6, 2017, we completed the acquisition of MPS in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We acquired the outstanding shares of MPS for $18.00 per share in cash and the assumption of debt.

In connection with the MPS Acquisition, we paid cash of $1,351.1 million, net of cash received of $47.5 million. The purchase consideration included the assumption of $929.1 million of debt and approximately $1.9 million related to MPS equity awards that were replaced with WestRock equity awards with identical terms for the pre-acquisition service. The amount related to post-acquisition service is being expensed over the remaining service period of the awards. For additional information on the converted awards see “Note 15. Stock-Based Compensation”. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment.

The preliminary allocation of consideration primarily included $1,013.8 million of intangible assets, $893.2 million of goodwill, $495.1 million of property, plant and equipment and $1,564.6 million of liabilities and noncontrolling interests, including debt and deferred income taxes. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

The following table summarizes the weighted average life and the preliminary allocation to intangible assets recognized in the MPS Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Amounts Recognized as of the Acquisition Date
Customer relationships	14.6	$996.1
Trademarks and tradenames	3.0	15.2
Photo library	10.0	2.5
Total	14.4	$1,013.8

None of the intangibles has significant residual value. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 13.5 to 16 years based on a straight-line basis because the amortization pattern was not reliably determinable.

U.S. Corrugated Acquisition

On June 9, 2017, we completed the U.S. Corrugated Acquisition in a stock purchase. We acquired five corrugated converting facilities in Ohio, Pennsylvania and Louisiana that provide a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. The transaction provides the opportunity to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller.

The purchase consideration for the U.S. Corrugated Acquisition was $193.7 million, net of cash received of $1.4 million and an unreceived working capital settlement of $3.4 million. The consideration included the issuance of 2.4 million shares of Common

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock valued at $136.1 million. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The preliminary allocation of consideration primarily included $76.9 million of customer relationship intangible assets, $104.1 million of goodwill, $32.4 million of property, plant and equipment and $50.6 million of liabilities, including deferred income taxes. We are amortizing the customer relationship intangibles over 7.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

Star Pizza Acquisition

On March 13, 2017, we completed the purchase of certain assets and liabilities of Star Pizza Inc., a privately owned and operated corrugated pizza box distributor. The transaction provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. The purchase price was $34.7 million, net of a preliminary unreceived $0.6 million working capital settlement. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The preliminary purchase price allocation for the acquisition primarily included $24.8 million of customer relationship intangible assets and $2.3 million of goodwill. We are amortizing the customer relationship intangibles over 10 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles to be amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed; thus, the allocation of the purchase price is preliminary and subject to revision.

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture together with future put and call rights. The investment was valued at approximately $0.3 billion. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The majority equity holders manage the joint venture and we provide technical and commercial resources and supply certain paperboard to the joint venture. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Interest income and other income (expense), net” on our Condensed Consolidated Statements of Operations in the third quarter of fiscal 2016. The transaction includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture. We have included the financial results of the joint venture since the date of formation in our Corrugated Packaging segment, and are accounting for the investment under the equity method. In the third quarter of fiscal 2017, the joint venture entity purchased shares from a minority partner. As a result, our equity participation in the joint venture increased to approximately 27.0%. The transaction continues to include future put and call rights with respect to the respective parties’ ownership interest in the joint venture.

Packaging Acquisition

On January 19, 2016, we completed a stock purchase of certain legal entities formerly owned by Cenveo Inc. The entities acquired provide value-added folding carton and litho-laminated display packaging solutions. The purchase price was $94.1 million, net of cash received of $1.7 million, a working capital settlement and a $3.5 million escrow receipt in the first quarter of fiscal 2017. The transaction is subject to an election under Section 338(h)(10) of the Code that increases the U.S. tax basis in the acquired U.S. entities. We believe the transaction has provided us with attractive and complementary customers, markets and facilities. We have included the financial results of the acquired entities since the date of the acquisition in our Consumer Packaging segment.

The purchase price allocation for the acquisition primarily included $55.0 million of property, plant and equipment, $10.5 million of customer relationship intangible assets, $9.3 million of goodwill and $25.8 million of liabilities, including $1.3 million of debt. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 9 to 15 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles of the U.S. entities are amortizable for income tax purposes.

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

The purchase price allocation for the acquisition primarily included $324.8 million of property, plant and equipment, $13.5 million of customer relationship intangible assets, $57.3 million of goodwill and $150.3 million of liabilities and noncontrolling interests, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the difference between the book to tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

Note 6.	Discontinued Operations

On May 15, 2016, WestRock completed the Separation. Since the Separation, we have not beneficially owned any shares of Ingevity common stock and Ingevity has been an independent public company trading under the symbol “NGVT” on the New York Stock Exchange. We disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations. Accordingly, we have presented the financial position and results of operations of the former Specialty Chemicals segment as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

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

Prior to the Separation, Ingevity, then a wholly-owned subsidiary of WestRock, borrowed $500.0 million in contemplation of the Separation. In addition, Ingevity assumed an $80.0 million, 7.67% capital lease obligation due January 15, 2027 owed to the City of Wickliffe, KY. In contemplation of the Separation, Ingevity also funded a trust in the amount of $68.9 million to secure the balloon principal payment of that capital lease upon the lease’s maturity. We remain a co-obligor on the capital lease obligation; therefore, the capital lease assumed by Ingevity remains recorded in our Condensed Consolidated Financial Statements in long-term debt. At the time of the Separation, we recorded a $108.2 million long-term asset for the estimated fair value of the future principal and interest payments on the capital lease obligation assumed by Ingevity. The value of the long-term asset and the long-term debt under the lease will reduce over the life of the lease using the effective interest method. The $500.0 million of debt and the $68.9 million in the trust were assumed by Ingevity, and were removed from our Condensed Consolidated Financial Statements as part of our discontinued operations reporting.

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

Accordingly, we performed a “Step 1” goodwill impairment test where we updated the discounted cash flow analysis used to determine the reporting unit’s initial fair value on July 1, 2015. We also compared those results to the valuations performed by our investment bankers in connection with the planned separation of the Specialty Chemicals business. Based on the results of the impairment test and analysis, we concluded that the fair value of the Specialty Chemicals reporting unit was less than its carrying amount and performed a “Step 2” goodwill impairment test to determine the amount of impairment loss, if any. As part of the analysis, we determined that the carrying value of the property, plant and equipment and intangibles, all of which have finite lives, on a “held and used” basis did not exceed the estimated undiscounted future cash flows.

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

Until the completion of the Separation, GAAP required us to assess impairment of the Specialty Chemicals’ long-lived assets using the “held and used” model which is based on undiscounted future cash flows. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit were in excess of the carrying amount, then there would be no impairment. At the date of the Separation, we assessed Specialty Chemical’s assets for potential impairment using the “held for sale” model. This model compares the fair value of the disposal unit to its carrying value and if the fair value less cost to sell is lower, then an impairment loss would be recorded. At the date of the Separation, we evaluated our intangibles, which consisted predominantly of customer list intangibles for impairment. Our analysis at May 15, 2016, using the income approach (multi-period excess earnings method), indicated that there was a $101.1 million pre-tax non-cash impairment of the Specialty Chemicals customer relationships intangible. The impairment loss was recorded on the Separation and is included as a component of discontinued operations.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the significant non-cash items and capital expenditures for Specialty Chemicals’ that are included in the Condensed Consolidated Statements of Cash Flows (in millions):

Nine Months Ended
June 30, 2016
Depreciation, depletion and amortization	$57.2
Impairment of Specialty Chemicals goodwill and intangibles	$579.4
Capital expenditures	$43.9

Note 7.	Assets Held For Sale

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. Accordingly, in the second quarter of fiscal 2017, all the assets and liabilities of HH&B were reported in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets were held for sale. On April 6, 2017, we announced that we had completed the HH&B Sale. We used the proceeds from the sale of the business in connection with the MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $190.6 million during the third quarter of fiscal 2017.

Due to our accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is reflected as assets held for sale. Assets held for sale at June 30, 2017 of $200.7 million include $170.7 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities. As of September 30, 2016, the $52.3 million of assets held for sale were primarily related to assets under contract in our Land and Development segment.

Note 8.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net of $59.4 million and $158.7 million for the three and nine months ended June 30, 2017, respectively, and $43.1 million and $317.0 million for the three and nine months ended June 30, 2016, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. The restructuring and other costs, net exclude the Specialty Chemicals costs which are included in discontinued operations. We discuss our restructuring and other costs, net in more detail below and those charged to discontinued operations in “Note 6. Discontinued Operations”.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring and other charges, net, related to active restructuring and other initiatives that we incurred during the three and nine months ended June 30, 2017 and June 30, 2016, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

Summary of Restructuring and Other Costs, Net

Segment	Period	Net Property, Plant and Equipment (1)	Severance and Other Employee Related Costs	Equipment and Inventory Relocation Costs	Facility Carrying Costs	Other Costs	Total
Corrugated Packaging (2)	Current Qtr.	$0.4	$0.2	$0.3	$1.4	$(0.1)	$2.2
	YTD Fiscal 2017	(0.9)	(4.5)	1.8	4.7	0.6	1.7
	Prior Year Qtr.	1.4	0.4	—	3.4	0.4	5.6
	YTD Fiscal 2016	181.3	15.6	0.3	15.9	8.8	221.9
	Cumulative	218.7	35.3	6.4	35.7	22.3	318.4
	Expected Total	218.7	36.4	7.0	37.7	22.9	322.7

Consumer Packaging (3)	Current Qtr.	6.0	12.7	1.2	0.1	0.4	20.4
	YTD Fiscal 2017	25.7	20.7	2.2	0.1	18.3	67.0
	Prior Year Qtr.	1.5	3.4	0.4	0.1	—	5.4
	YTD Fiscal 2016	(0.5)	4.0	0.9	0.5	—	4.9
	Cumulative	35.0	28.7	4.3	1.8	18.8	88.6
	Expected Total	35.0	28.7	4.5	2.3	18.8	89.3

Land and Development (4)	Current Qtr.	—	0.8	—	—	—	0.8
	YTD Fiscal 2017	—	2.3	—	—	—	2.3
	Prior Year Qtr.	—	—	—	—	—	—
	YTD Fiscal 2016	—	—	—	—	—	—
	Cumulative	—	12.9	—	—	—	12.9
	Expected Total	—	14.6	—	—	—	14.6

Other (5)	Current Qtr.	—	0.2	—	—	35.8	36.0
	YTD Fiscal 2017	0.1	0.7	—	—	86.9	87.7
	Prior Year Qtr.	—	—	—	—	32.1	32.1
	YTD Fiscal 2016	1.2	0.9	—	—	88.1	90.2
	Cumulative	1.4	2.2	—	—	474.0	477.6
	Expected Total	1.4	2.2	—	—	474.0	477.6

Total	Current Qtr.	$6.4	$13.9	$1.5	$1.5	$36.1	$59.4
	YTD Fiscal 2017	$24.9	$19.2	$4.0	$4.8	$105.8	$158.7
	Prior Year Qtr.	$2.9	$3.8	$0.4	$3.5	$32.5	$43.1
	YTD Fiscal 2016	$182.0	$20.5	$1.2	$16.4	$96.9	$317.0
	Cumulative	$255.1	$79.1	$10.7	$37.5	$515.1	$897.5
	Expected Total	$255.1	$81.9	$11.5	$40.0	$515.7	$904.2

(1)
We have defined “Net Property, Plant and Equipment” as used in this Note 8 to represent property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

(2)
The Corrugated Packaging segment current quarter and year to date income primarily reflects on-going closure costs at previously closed facilities largely offset by the gain on sale of a previously closed recycling facility and severance adjustments.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The prior year quarter charges primarily reflect charges at a recycling facility and on-going closure costs at previously closed facilities. The prior year to date charges primarily reflect charges associated with the permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the Newberg, OR containerboard and newsprint mill, the Vapi, India linerboard mill, restructuring activities at a recycling facility and on-going closure costs at previously closed facilities. The cumulative charges are primarily associated with the closure of the Coshocton, Uncasville, Newberg, Vapi, India and Matane, Quebec mills, cumulative closure of corrugated container plants and recycled collection facilities and gains and losses associated with the sale of closed facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

(3)
The Consumer Packaging segment current quarter charges primarily reflect charges associated with the consolidation of operations following the MPS Acquisition and on-going closure costs at previously closed facilities. The current year to date charges primarily reflect the charges associated with the consolidation of operations following the MPS Acquisition, a folding carton facility including a $17.6 million impairment of a customer relationship intangible, included in other costs, beverage facilities and on-going closure costs at previously closed facilities. The prior year quarter charges primarily reflect the charges associated with a folding carton and merchandising displays facility and on-going closure costs at previously closed facilities. The prior year to date charges primarily reflect the charges associated with a folding carton and merchandising displays facility, on-going closure costs at previously closed facilities that were partially offset by the gain on sale of the Cincinnati, OH specialty recycled paperboard mill. The cumulative charges primarily reflect the consolidation of operations following the MPS Acquisition, the aforementioned customer relationship intangible impairment, our Cincinnati, OH mill and cumulative closures of folding carton, beverage and merchandising display facilities. We have transferred a substantial portion of each closed facility's production to our other facilities.

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

	Acquisition Expenses	Integration Expenses	Divestiture Expenses	Other Expenses	Total
Current Qtr.	$19.6	$14.3	$1.9	$0.2	$36.0
YTD Fiscal 2017	$23.9	$51.9	$10.0	$1.9	$87.7
Prior Year Qtr.	$1.4	$30.3	$—	$0.4	$32.1
YTD Fiscal 2016	$6.9	$82.0	$—	$1.3	$90.2

Acquisition expenses include expenses associated with mergers, acquisitions and other business combinations, whether consummated or not, as well as litigation expenses associated with mergers, acquisitions and business combinations, net of recoveries. Acquisition expenses primarily consist of advisory, legal, accounting, valuation and other professional or consulting fees. Integration expenses reflect primarily severance and other employee costs, professional services including work being performed to facilitate merger and acquisition integration, such as information systems integration costs, lease expense and other costs. Divestiture expenses in fiscal 2017 are primarily associated with the evaluation of strategic alternatives and the sale of HH&B and consist primarily of advisory, legal, accounting and other professional fees. Due to the complexity and duration of the integration activities associated with the Combination, the precise amount expected to be incurred has not been quantified in the “Expected Total” in the Summary of Restructuring and Other Costs, Net table above. We expect integration activities from the Combination to continue during fiscal 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Condensed Consolidated Statements of Operations (in millions):

	Nine Months Ended
	June 30,
	2017	2016
Accrual at beginning of fiscal year	$44.8	$21.4
Accruals acquired in acquisition	3.5	—
Additional accruals	39.5	57.1
Payments	(40.9)	(41.0)
Adjustment to accruals	(6.2)	0.1
Accrual at June 30	$40.7	$37.6

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):
	Nine Months Ended
	June 30,
	2017	2016
Additional accruals and adjustments to accruals (see table above)	$33.3	$57.2
Acquisition expenses	23.9	6.9
Integration expenses	35.9	50.0
Divestiture expenses	10.0	—
Net property, plant and equipment	24.9	182.0
Severance and other employee expense	3.0	2.9
Equipment and inventory relocation costs	4.0	1.2
Facility carrying costs	4.8	16.4
Other expense	18.9	0.4
Total restructuring and other costs, net	$158.7	$317.0

Note 9.	Income Taxes

The effective tax rates from continuing operations for the three and nine months ended June 30, 2017 were 15.7% and 17.7%, respectively. The effective tax rates from continuing operations for the three and nine months ended June 30, 2016 were 39.5% and 39.7%, respectively. The effective tax rate from continuing operations for the three months ended June 30, 2017 was lower than the statutory federal rate primarily due to (a) low rates of tax applicable to the HH&B Sale, (b) favorable tax items such as the domestic manufacturer’s deduction, (c) lower tax rates applied to foreign earnings, primarily in Canada, (c) an income tax benefit related to a reduction in a valuation allowance partially offset by (d) the inclusion of state taxes, (e) a net income tax expense for the establishment of certain foreign deferred tax liabilities and the annual domestic return-to-provision true ups and (f) the exclusion of tax benefits related to losses recorded by certain foreign operations. The effective tax rate from continuing operations for the nine months ended June 30, 2017 was lower than the statutory federal rate primarily due to (a) low rates of tax applicable to the HH&B Sale, (b) a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that will simplify future operating activities within the U.S., (c) favorable tax items, such as the domestic manufacturer’s deduction, (d) lower tax rates applied to foreign earnings, primarily in Canada, partially offset by (e) the exclusion of tax benefits related to losses recorded by certain foreign operations and (f) the inclusion of state taxes. The effective tax rate from continuing operations for the three and nine months ended June 30, 2016 was higher than the statutory federal rate primarily due to the impact of (a) state taxes, (b) the exclusion of tax benefits related to losses recorded by certain foreign operations, and (c) no tax benefit being recorded for the non-deductible goodwill disposed of in connection with the contribution to the Grupo Gondi joint venture, partially offset by (d) favorable tax items such as the domestic manufacturer’s deduction and (e) a tax rate differential applied to certain foreign earnings, primarily in Canada.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Inventories were as follows (in millions):

	June 30, 2017	September 30, 2016
Finished goods and work in process	$902.8	$800.6
Raw materials	571.0	535.7
Spare parts and supplies	361.1	335.7
Inventories at FIFO cost	1,834.9	1,672.0
LIFO reserve	(67.8)	(33.8)
Net inventories	$1,767.1	$1,638.2

Note 11.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following (in millions):

	June 30, 2017	September 30, 2016
Property, plant and equipment at cost:
Land and buildings	$2,001.2	$2,307.9
Machinery and equipment	11,298.6	10,672.9
Forestlands and mineral rights	201.8	201.1
Transportation equipment	29.6	27.6
Leasehold improvements	56.3	62.4
	13,587.5	13,271.9
Less accumulated depreciation and amortization	(4,510.2)	(3,977.6)
Property, plant and equipment, net	$9,077.3	$9,294.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 12.	Debt

At June 30, 2017, our Credit Facility, Farm Credit Facility and public bonds were unsecured. For more information, see “Note 10. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2016 Form 10-K.

The following were individual components of debt (in millions):

	June 30, 2017		September 30, 2016
	Carrying Value	Weighted Avg. Interest Rate	Carrying Value	Weighted Avg. Interest Rate
Public bonds due fiscal 2017 to 2022	$1,487.8	4.1%	$1,651.0	3.9%
Public bonds due fiscal 2023 to 2027	378.8	4.2%	411.8	4.3%
Public bonds due fiscal 2030 to 2033	978.2	5.2%	987.5	4.7%
Public bonds due fiscal 2037 to 2047	178.9	6.3%	179.2	6.0%
Term loan facilities	2,196.5	2.3%	2,195.7	1.8%
Revolving credit and swing facilities	515.9	1.0%	—	N/A
Receivables-backed financing facility	415.0	2.1%	—	N/A
Capital lease obligations	178.5	4.3%	184.4	4.2%
Supplier financing and commercial card programs	117.3	N/A	106.0	N/A
International and other debt	75.9	6.7%	73.6	7.3%
Total debt	6,522.8	3.3%	5,789.2	3.3%
Less current portion of debt	710.5		292.9
Long-term debt due after one year	$5,812.3		$5,496.3

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2017. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions. Total debt at June 30, 2017 and September 30, 2016 includes unamortized fair market value step-up of $288.7 million and $316.3 million, respectively. The weighted average interest rate also includes the fair value step-up. Excluding the step-up, the weighted average interest rate on total debt was 3.9%.

At June 30, 2017, we had $112.9 million of outstanding letters of credit not drawn upon. At June 30, 2017, we had approximately $2.3 billion of availability under our committed credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $6.7 billion and $6.0 billion as of June 30, 2017 and September 30, 2016, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Public Bonds and Other Indebtedness

In connection with the Combination, the public bonds previously issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured unsubordinated obligations. The public bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. The range of due dates on our public bonds are set forth in the table above, and our capital lease obligations are primarily due in fiscal 2026 to 2035. International and other debt, as captioned above, is primarily in Brazil and India. On March 1, 2017, we paid off $150.0 million of public bonds that matured with funds from our existing credit facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Term Loans and Revolving Credit Facilities

In connection with the Combination, on July 1, 2015, WestRock entered into a credit agreement (the “Credit Agreement”) that provided for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On July 1, 2015, we drew $1.2 billion of the $2.3 billion unsecured term loan and $1.1 billion was available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws. On March 24, 2016, we drew $600.0 million of the then available $1.1 billion delayed draw term loan facility for general corporate purposes and the balance of the delayed draw term loan facility was terminated. On June 22, 2016, we pre-paid $200.0 million of amortization payments through the second quarter of fiscal 2018.

On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original term. On June 30, 2017, we executed an option to extend the term of the senior unsecured revolving credit facility for a second additional year. Approximately $1.9 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2022, and the remainder will continue to mature on July 1, 2020. Up to $150.0 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400.0 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies, including Canadian dollars, Euro and Pound Sterling. Additionally, we may request up to $200.0 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility. At June 30, 2017 and September 30, 2016, we had no amounts outstanding under the revolving credit facility.

On July 1, 2015, three WestRock wholly-owned subsidiaries, RockTenn CP, LLC, a Delaware limited liability company, Rock-Tenn Converting Company, a Georgia corporation, and MeadWestvaco Virginia Corporation, a Delaware corporation, as borrowers, entered into a credit agreement (the “Farm Loan Credit Agreement”) with CoBank ACB, as administrative agent. The Farm Loan Credit Agreement provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million (the “Farm Credit Facility”). The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV. At June 30, 2017 and September 30, 2016, there was $600.0 million outstanding under this facility.

On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matured on December 1, 2016. We renewed on February 10, 2017, and the facility now matures on February 12, 2018. At June 30, 2017 and September 30, 2016, we had $51.0 million and no amounts outstanding under this facility, respectively.

On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matured on February 9, 2017, and was not renewed.

On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Coöperatieve Rabobank U.A., New York Branch. The facility matured on March 2, 2017 and was renewed as a Euro dollar facility on the same day. The facility is an uncommitted revolving line of credit in the amount of €100.0 million. The facility will be available in Euros only, and continues until terminated in writing by WestRock or the lender. At June 30, 2017 and September 30, 2016, we had no amounts outstanding under this facility.

On May 15, 2017, we entered into a $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 364-day unsecured Euro and Sterling denominated borrowing of not more than $200.0 million and $400.0 million U.S. dollar equivalent, respectively. The facility matures on May 14, 2018. At June 30, 2017, we had $464.9 million outstanding under this facility.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility. On July 22, 2016, we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. At June 30, 2017 and September 30, 2016, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $570.6 million and $584.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2017 was approximately $828 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement. At June 30, 2017 and September 30, 2016, we had $415.0 million and no amounts outstanding under this facility.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement (the “A/R Sales Agreement”) to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. The A/R Sales Agreement has been amended periodically. On June 27, 2016, it was amended to increase the maximum amount of receivables to $400.0 million. Transfers under this agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”.

The following table represents a summary of the activity under the A/R Sales Agreement for the nine months ended June 30, 2017 and June 30, 2016 (in millions):

	Nine Months Ended
	June 30,
	2017	2016
Receivable from financial institution at beginning of fiscal year	$13.8	$5.8
Receivables sold to the financial institution and derecognized	1,141.2	1,095.1
Receivables collected by financial institution	(1,106.1)	(987.0)
Cash proceeds from financial institution	(41.5)	(97.2)
Receivable from financial institution at June 30,	$7.4	$16.7

Cash proceeds related to receivables sold are included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the accounts receivable line item. The loss on sale is not material as it is currently less than $7 million per fiscal year, and is recorded in interest income and other income (expense), net. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 30, 2017 and June 30, 2016, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the goodwill impairment of our former Specialty Chemicals reporting unit in first quarter of fiscal 2016 and the intangible impairment in the Specialty Chemicals segment in the third quarter of fiscal 2016 following the Separation, each as discussed in “Note 6. Discontinued Operations”.

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

The following table represents a summary of the components of net pension cost (credit) (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$10.0	$8.2	$33.9	$41.7
Interest cost	48.8	78.2	145.8	232.9
Expected return on plan assets	(75.3)	(103.3)	(232.5)	(309.3)
Amortization of net actuarial loss	5.8	2.9	19.8	8.2
Amortization of prior service cost	1.1	1.0	3.1	2.9
Curtailment gain recognized	—	—	—	(1.0)
Settlement loss recognized	—	—	28.7	—
Special termination benefits	8.0	6.5	12.7	17.6
Company defined benefit plan (credit) cost	(1.6)	(6.5)	11.5	(7.0)
Multiemployer and other plans	1.1	1.6	3.5	4.4
Net pension (credit) cost	$(0.5)	$(4.9)	$15.0	$(2.6)

During the three and nine months ended June 30, 2017, we made contributions of $8.6 million and $28.1 million, respectively, to our qualified and supplemental defined benefit pension plans. During the three and nine months ended June 30, 2016, we made contributions of $14.3 million and $39.9 million, respectively, to our qualified and supplemental defined benefit pension plans.

During the second quarter of fiscal 2017, our year-to date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan as of February 28, 2017. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $28.7 million non-cash charge to our earnings in the second quarter of 2017. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Lump sum and one-time severance benefits payments of $203.7 million were made out of existing plan assets of the Plan. The discount rate used in the plan remeasurement was 4.49%, an increase from 4.04% for the Plan at September 30, 2016. The expected long-term rate of return on plan assets was unchanged. As a result of the February 28, 2017 remeasurement,

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the funded status of the Plan increased by $73.2 million as compared to September 30, 2016. The increase in the funded status was primarily due to a reduction in the plan obligations due to the increase in the discount rate.

The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the net postretirement (credit) cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$0.4	$0.4	$1.0	$1.7
Interest cost	1.8	1.9	5.4	6.0
Amortization of net actuarial gain	(0.3)	(0.8)	(0.9)	(1.4)
Amortization of prior service credit	(1.3)	(0.5)	(3.8)	(1.5)
Net postretirement cost (credit)	$0.6	$1.0	$1.7	$4.8

During the three and nine months ended June 30, 2017, we funded an aggregate of $3.5 million and $6.5 million, respectively, to our other postretirement benefit plans. During the three and nine months ended June 30, 2016, we funded an aggregate of $2.2 million and $9.3 million, respectively, to our other postretirement benefit plans.

Note 15.	Stock-Based Compensation

Stock Options and Stock Appreciation Rights

Stock options granted under our plans generally have an exercise price equal to the closing market price on the date of grant, generally vest in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Presently, other than circumstances such as death, disability and retirement, grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting.

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2017 and June 30, 2016 was $12.1 million and $2.8 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended June 30, 2017 and June 30, 2016 was $35.4 million and $6.1 million, respectively. The table below summarizes the changes in all stock options during the nine months ended June 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	8,065,816	$29.73
Granted	—	—
Exercised	(1,548,607)	29.71
Expired	(14,535)	50.99
Forfeited	(58,097)	31.02
Outstanding at June 30, 2017	6,444,577	$29.67	4.6	$174.7
Exercisable at June 30, 2017	5,452,034	$29.01	4.0	$151.5

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. No additional SARs are expected to be issued.

The table below summarizes the changes in all SARs during the nine months ended June 30, 2017:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	65,971	$26.07
Granted	—	—
Exercised	(12,083)	28.01
Expired	(1,087)	31.87
Outstanding at June 30, 2017	52,801	$25.50	3.2	$1.6
Exercisable at June 30, 2017	52,801	$25.50	3.2	$1.6

The aggregate intrinsic value of SARs exercised during the three months ended June 30, 2017 and June 30, 2016 was $0.0 million and $0.0 million, respectively. The aggregate intrinsic value of SARs exercised during the nine months ended June 30, 2017 and June 30, 2016 was $0.3 million and $0.1 million, respectively.

Equity Awards Issued in Connection with the MPS Acquisition

In connection with the MPS Acquisition, we replaced certain outstanding restricted stock units granted under the MPS long-term incentive plan with WestRock restricted stock units. No additional shares will be granted under the MPS plan. The MPS equity awards were replaced with identical terms utilizing an approximately 0.33 conversion factor as described in the merger agreement. As part of the MPS Acquisition, we granted 119,373 restricted stock units, which contain service conditions and were valued at $54.24 per share. The acquisition consideration included approximately $1.9 million related to outstanding MPS equity awards related to service prior to the effective date of the merger – the balance related to service after the effective date will be expensed over the remaining service period of the awards.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals, including, but not limited to, achievement of various financial targets, including Cash Flow Per Share, Cash Flow to Equity Ratio and Relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for some of the grants may be increased up to 200% of target or decreased to zero depending upon the terms of the individual grant. The employee grants generally vest over a period of three years. Presently, other than circumstances such as death, disability and retirement, the grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee is entitled to receive dividend equivalent units, but will forfeit the restricted award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished.

During the nine months ended June 30, 2017, pursuant to our 2016 Incentive Stock Plan, we granted 26,521 shares of restricted stock to our non-employee directors and 1,085,040 restricted stock awards to certain of our employees. The employee grants consisted of awards that included service, performance and market conditions. The employee grants with a market condition were valued using a Monte Carlo simulation at $64.41 per share. The significant assumptions used in valuing these grants included: an expected term of 2.9 years, an expected volatility of 30.6% and a risk-free interest rate of 1.4%. We amortize these costs on a straight-line basis over the explicit service period. During the nine months ended June 30, 2017, we issued and vested 357,438 shares for prior year awards granted with a performance condition whose performance was in excess of target.

The aggregate fair value of restricted stock that vested during the three months ended June 30, 2017 and June 30, 2016 was $2.7 million and $2.1 million, respectively. The aggregate fair value of restricted stock that vested during the nine months ended June 30, 2017 and June 30, 2016 was $59.6 million and $54.0 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The table below summarizes the changes in unvested restricted stock awards during the nine months ended June 30, 2017:

	Shares / Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	2,704,904	$40.89
Granted (1)	1,588,372	53.61
Vested	(1,117,146)	47.79
Forfeited	(129,209)	30.31
Unvested at June 30, 2017 (2)	3,046,921	$45.44

(1)
Fiscal 2017 target awards to employees included 800,165 shares that may be increased to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. In connection with the Combination, the performance condition for the fiscal 2014 grant was based on the Cash Flow to Equity Ratio (as defined in the applicable grant letter). The performance goal was subsequently determined in accordance with the applicable grant letter to be attained at 176.6% of target. Awards issued during the nine months ended June 30, 2017 also include shares accelerated for terminated employees as a result of the Combination which were achieved at between 146.5% and 200% of target. During the nine months ended June 30, 2017, we issued and vested 357,438 shares for prior year awards granted with a performance condition whose performance was in excess of target.

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

As of June 30, 2017, we had $17.4 million reserved for environmental liabilities on an undiscounted basis, of which $9.7 million is included in other long-term liabilities and $7.7 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at June 30, 2017.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. In July 2017, California passed AB 398, extending the State’s cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which limits GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. We are carefully monitoring this litigation to assess its potential impact on our Tacoma operations. On May 16, 2017, the Governor of Virginia issued Executive Directive 11, directing the Secretary of Natural Resources to convene a work group to study and recommend methods to reduce carbon dioxide emissions from electric power facilities and grow the clean energy economy within existing state authority. WestRock has been selected by the Virginia Department of Environmental Quality to participate in this work group.

In April 2016, the U.S. and over 170 other countries signed the Paris Agreement, which establishes a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement became effective on November 4, 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in June 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. In addition, the governors of New York, California and Washington subsequently announced their intent to form a “climate alliance” to coordinate a state response to climate change. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

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

Litigation

In 2010, Smurfit-Stone was one of nine U.S. and Canadian containerboard producers named as defendants in a lawsuit, in the U.S. District Court of the Northern District of Illinois, alleging that these producers violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from mid-2005 through November 8, 2010 (the “Antitrust Litigation”). Plaintiffs have since amended their complaint by alleging a class period from February 15, 2004 through November 8, 2010. WestRock CP, LLC (f/k/a RockTenn CP, LLC), as the successor to Smurfit-Stone, is a defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the Plaintiffs’ motion for class certification and the defendants, including us, appealed that decision. On August 4, 2016, the U. S. Court of Appeals for the Seventh Circuit affirmed the District Court’s decision regarding class certification. A petition for certiorari to the U.S. Supreme Court seeking to challenge the certification was denied April 17, 2017. Defendants also filed on January 9, 2017 individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment with respect to all claims against us.  We do not know whether the Plaintiffs will appeal the District Court’s decision to grant Summary Judgment in our favor.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

settlement costs, have not been significant. As of June 30, 2017, there were approximately 725 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on our results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, management believes the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be approximately $50 million. As of June 30, 2017, we have recorded $11.9 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

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

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales (aggregate):
Corrugated Packaging	$2,161.2	$1,967.7	$6,169.8	$5,864.8
Consumer Packaging	1,520.7	1,635.8	4,586.2	4,766.4
Land and Development	71.1	42.0	225.1	76.1
Total	$3,753.0	$3,645.5	$10,981.1	$10,707.3
Less net sales (intersegment):
Corrugated Packaging	$39.2	$31.4	$112.3	$99.2
Consumer Packaging	18.2	17.6	69.7	48.0
Total	$57.4	$49.0	$182.0	$147.2
Net sales (unaffiliated customers):
Corrugated Packaging	$2,122.0	$1,936.3	$6,057.5	$5,765.6
Consumer Packaging	1,502.5	1,618.2	4,516.5	4,718.4
Land and Development	71.1	42.0	225.1	76.1
Total	$3,695.6	$3,596.5	$10,799.1	$10,560.1
Segment income:
Corrugated Packaging	$223.9	$192.4	$524.9	$547.5
Consumer Packaging	94.8	151.7	301.2	342.6
Land and Development	0.2	9.5	19.4	6.2
Segment income	318.9	353.6	845.5	896.3
Pension lump sum settlement	—	—	(28.7)	—
Land and Development impairment	—	—	(42.7)	—
Restructuring and other costs, net	(59.4)	(43.1)	(158.7)	(317.0)
Non-allocated expenses	(9.4)	(15.3)	(36.7)	(29.0)
Interest expense	(70.4)	(64.0)	(201.3)	(193.2)
Gain on extinguishment of debt	2.0	—	1.9	—
Interest income and other income (expense), net	15.0	20.9	41.3	43.2
Gain on sale of HH&B	190.6	—	190.6	—
Income from continuing operations before income taxes	$387.3	$252.1	$611.2	$400.3

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table shows selected operating data for our segments (in millions):

	June 30, 2017	September 30, 2016
Identifiable assets:
Corrugated Packaging	$10,461.9	$10,046.0
Consumer Packaging	11,811.6	10,122.5
Land and Development	105.7	460.6
Assets held for sale	200.7	52.3
Corporate	2,290.1	2,356.8
Total	$24,870.0	$23,038.2

The changes in the carrying amount of goodwill during the nine months ended June 30, 2017 is as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of September 30, 2016
Goodwill	$1,722.5	$3,098.4	$4,820.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,722.5	3,055.6	4,778.1
Goodwill acquired	106.4	893.2	999.6
Goodwill disposed of	—	(323.8)	(323.8)
Purchase price allocation adjustments	(1.2)	9.3	8.1
Translation adjustment	(1.5)	5.7	4.2
Balance as of June 30, 2017
Goodwill	1,826.2	3,682.8	5,509.0
Accumulated impairment losses	—	(42.8)	(42.8)
	$1,826.2	$3,640.0	$5,466.2

The goodwill disposed of in the Consumer Packaging segment was primarily related to the HH&B Sale.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 18.	Subsequent Events

Island Container Acquisition

On July 17, 2017, we completed the Island Container Acquisition. The assets acquired include a corrugator and corrugated converting operations located in Wheatley Heights, New York, and certain related fulfillment assets located in Saddle Brook, New Jersey. We expect this acquisition will enable us to integrate more than 80,000 tons of containerboard into our Corrugated Packaging segment. The estimated purchase price of $83.5 million is subject to a working capital adjustment.

Hannapak Acquisition

On August 1, 2017, we completed the Hannapak Acquisition. Hanna Group is based in western Sydney in North Richmond, New South Wales and is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionary, and healthcare. We expect this acquisition will build on our established and growing packaging business in the region. The estimated purchase price of $60 million is subject to a working capital adjustment.

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

On May 15, 2016, we completed the Separation. Accordingly, we have presented the financial position and results of operations of the former Specialty Chemicals segment prior to the Separation as discontinued operations in the accompanying Condensed Consolidated Financial Statements, as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements for more information. Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, Consumer Packaging and Land and Development. See “Note 17. Segment Information” of the Notes to Condensed Consolidated Financial Statements for certain operating data for our segments.

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. Accordingly, in the second quarter of fiscal 2017, all the assets and liabilities of HH&B were reported in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets were held for sale. On April 6, 2017, we announced that we had completed the sale of HH&B to Silgan. We recorded a pre-tax gain on sale of HH&B of $190.6 million during the third quarter of fiscal 2017. We used the proceeds from the sale of the business in connection with the of MPS Acquisition.

Overview

Net sales of $3,695.6 million for the third quarter of fiscal 2017 increased $99.1 million, or 2.8%, compared to the third quarter of fiscal 2016. The net sales increase was primarily as a result of the increase in net sales in the Corrugated Packaging segment, including the partial period impact of the U.S. Corrugated Acquisition, and an increase in Land and Development segment net sales partially offset by lower Consumer Packaging segment net sales, including the net reduction associated with the HH&B Sale and the MPS Acquisition. Segment income decreased $34.7 million, or 9.8%, to $318.9 million in the third quarter of fiscal 2017 compared to the prior year quarter, primarily due to a decrease in segment income in the Consumer Packaging segment, including the $16.5 million impact of the HH&B Sale and the $14.0 million acquisition inventory step-up impact primarily related to the MPS Acquisition, decreased income in our Land and Development segment partially offset by increased Corrugated Packaging segment income. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Income from continuing operations in the third quarter of fiscal 2017 was $326.6 million compared to $152.4 million in the third quarter of fiscal 2016. We recorded a pre-tax gain on the HH&B Sale of $190.6 million during the third quarter of fiscal 2017. We recorded pre-tax restructuring and other costs, net of $59.4 million and $43.1 million for the three months ended June 30,

2017 and June 30, 2016, respectively. Adjusted Income from Continuing Operations in the third quarter of fiscal 2017 of $189.9 million increased $13.4 million compared to the third quarter of fiscal 2016.

Earnings / Adjusted Earnings

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings from Continuing Operations Per Diluted Share to Earnings from continuing operations per diluted share, the most directly comparable GAAP measure, for the periods indicated. The reconciliation is followed by a discussion of the adjustments. See “Non-GAAP Financial Measures” for more information on why our management believes that presentation of this non-GAAP financial measure provides useful information to investors regarding our financial condition and results of operations as well as the additional purposes for which our management uses this non-GAAP financial measure.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings from continuing operations per diluted share	$1.29	$0.59	$2.01	$0.93
Gain on sale of HH&B	(0.75)	—	(0.75)	—
Land and Development impairment	—	—	0.09	—
Pension lump sum settlement	—	—	0.07	—
Restructuring and other items	0.17	0.12	0.46	0.89
One-time state tax benefit	—	—	(0.09)	—
Inventory stepped-up in purchase accounting, net of LIFO	0.04	0.01	0.04	0.02
Gain on investment in Grupo Gondi	—	(0.01)	—	(0.01)
Gain on extinguishment of debt	(0.01)	—	(0.01)	—
HH&B - impact of held for sale accounting	—	—	(0.03)	—
Land and Development operating results	—	(0.02)	(0.04)	(0.02)
Adjusted Earnings from Continuing Operations Per Diluted Share	$0.74	$0.69	$1.75	$1.81

Three Months Ended June 30, 2017

In the third quarter of fiscal 2017, we recorded a pre-tax gain on the HH&B Sale of $190.6 million. Our restructuring and other items primarily included $19.6 million of pre-tax acquisition costs, primarily related to the MPS Acquisition, $14.3 million of pre-tax integration expenses, $1.9 million of pre-tax divestiture expenses, primarily associated with HH&B, $23.6 million of pre-tax closure related costs primarily associated with the consolidation of operations following the MPS Acquisition as well as from previously closed facilities, and $3.7 million pre-tax of other items, primarily operating losses associated with operations in the process of being closed. We incurred $13.9 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact, primarily related to the MPS Acquisition. We recorded a pre-tax gain on extinguishment of debt of $2.0 million. Due to the accelerated monetization strategy, we have excluded our Land and Development operations from adjusted earnings per diluted share.

Nine Months Ended June 30, 2017

In the nine months ended June 30, 2017, we recorded a pre-tax gain on the HH&B Sale of $190.6 million. We recorded a pre-tax non-cash real estate impairment of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, in connection with accelerated monetization strategy in our Land and Development segment. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. We also recorded a $28.7 million pre-tax non-cash settlement charge to partially settle certain pension obligations. Our restructuring and other items primarily included $51.9 million of pre-tax integration expenses, $23.9 million of pre-tax acquisition costs, primarily related to the MPS Acquisition, $10.0 million of pre-tax divestiture expenses, primarily associated with HH&B, $72.9 million of pre-tax closure related costs primarily related to the consolidation of operations following the MPS Acquisition, a folding carton facility and beverage operations and costs at other previously closed facilities, including a $17.6 million pre-tax impairment of a customer relationship intangible, partially offset by gains on sale of previously closed facilities, and $15.6 million pre-tax of other items, primarily operating losses associated with operations in the process of being closed. We recorded a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring. We incurred $14.4 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact, primarily related to the MPS Acquisition. We recorded a pre-tax gain on extinguishment of debt of $1.9 million. We have also excluded the $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense early in the second quarter of fiscal 2017 for HH&B from adjusted earnings per diluted share since it was held for sale as of January 23, 2017. Due to the accelerated monetization strategy, we have excluded our Land and Development operations from adjusted earnings per diluted share.

Three Months Ended June 30, 2016

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

Nine Months Ended June 30, 2016

In the nine months ended June 30, 2016, our restructuring and other items included $227.7 million of pre-tax facility closure costs, which primarily related to the previously announced permanent closures of the Coshocton, OH and Uncasville, CT medium mills, the permanent closure of the Newberg, OR mill, the permanent closure of the Vapi, India linerboard mill, the closure of a merchandising display facility, exiting a recycling facility and other previously closed facilities; $82.0 million of pre-tax integration expenses primarily including severance and other costs primarily associated with the Combination; $17.8 million of pre-tax operating losses and transition costs primarily associated with operations in the process of being closed; and $7.3 million of pre-tax acquisition and divestiture expenses. Additionally, we incurred $6.6 million of pre-tax expense for inventory stepped-up in purchase accounting, net of related LIFO impact and $1.5 million after-tax gain on investment in our Grupo Gondi joint venture.

We discuss certain of these charges in more detail in “Note 7. Assets Held For Sale”, “Note 8. Restructuring and Other Costs, Net” and “Note 14. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and nine months ended June 30, 2017 and June 30, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$3,695.6	$3,596.5	$10,799.1	$10,560.1
Cost of goods sold	3,000.1	2,869.2	8,836.9	8,520.8
Gross profit	695.5	727.3	1,962.2	2,039.3
Selling, general and administrative expenses, excluding intangible amortization	348.1	341.5	1,033.5	1,019.4
Selling, general and administrative intangible amortization	54.6	53.3	156.8	159.4
Pension lump sum settlement	—	—	28.7	—
Land and Development impairment	—	—	42.7	—
Restructuring and other costs, net	59.4	43.1	158.7	317.0
Operating profit	233.4	289.4	541.8	543.5
Interest expense	(70.4)	(64.0)	(201.3)	(193.2)
Gain on extinguishment of debt	2.0	—	1.9	—
Interest income and other income (expense), net	15.0	20.9	41.3	43.2
Equity in income (loss) of unconsolidated entities	16.7	5.8	36.9	6.8
Gain on sale of HH&B	190.6	—	190.6	—
Income from continuing operations before income taxes	387.3	252.1	611.2	400.3
Income tax expense	(60.7)	(99.7)	(107.9)	(159.1)
Income from continuing operations	326.6	152.4	503.3	241.2
Loss from discontinued operations, net of income tax benefit of $0, $46.2, $0 and $39.0	—	(58.7)	—	(539.4)
Consolidated net income (loss)	326.6	93.7	503.3	(298.2)
Less: Net loss (income) attributable to noncontrolling interests	1.5	(1.4)	8.8	(6.1)
Net income (loss) attributable to common stockholders	$328.1	$92.3	$512.1	$(304.3)

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2016	$3,470.9	$3,492.7	$3,596.5	$10,560.1	$3,611.7	$14,171.8
Fiscal 2017	$3,447.2	$3,656.3	$3,695.6	$10,799.1
% Change	(0.7)%	4.7%	2.8%	2.3%

Net sales in the third quarter of fiscal 2017 increased $99.1 million compared to the third quarter of fiscal 2016, primarily as a result of the increase in the Corrugated Packaging segment, including the partial period impact of the U.S. Corrugated Acquisition, an increase in Land and Development segment partially offset by the decrease in the Consumer Packaging segment, including the net reduction associated with the HH&B Sale and the MPS Acquisition. Similarly, net sales in the nine months ended June 30, 2017 increased $239.0 million compared to the nine months ended June 30, 2016. We discuss our net sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2016	$2,816.2	$2,835.4	$2,869.2	$8,520.8	$2,892.4	$11,413.2
(% of Net Sales)	81.1%	81.2%	79.8%	80.7%	80.1%	80.5%

Fiscal 2017	$2,855.9	$2,980.9	$3,000.1	$8,836.9
(% of Net Sales)	82.8%	81.5%	81.2%	81.8%

The increase in cost of goods sold in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was due to cost inflation, primarily recycled fiber, as well as increased land sales due to the accelerated monetization strategy and the net impact of acquisitions and the HH&B Sale and other items. These factors were partially offset by synergy and productivity improvements. Similarly, the increase in cost of goods sold in the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 was primarily due to cost inflation, primarily recycled fiber, increased land sales and the net impact of acquisitions and the HH&B Sale and other items. In addition, the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 was impacted by Hurricane Matthew. These factors were partially offset by synergy and productivity improvements. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2016	$335.9	$342.0	$341.5	$1,019.4	$360.0	$1,379.4
(% of Net Sales)	9.7%	9.8%	9.5%	9.7%	10.0%	9.7%

Fiscal 2017	$336.3	$349.1	$348.1	$1,033.5
(% of Net Sales)	9.8%	9.5%	9.4%	9.6%

SG&A excluding intangible amortization increased $6.6 million in the third quarter of fiscal 2017 compared to the prior year quarter. SG&A excluding intangible amortization increased $14.1 million in the nine months ended June 30, 2017 compared to the prior year period.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $54.6 million and $53.3 million in the third quarter of fiscal 2017 and 2016, respectively. SG&A intangible amortization was $156.8 million and $159.4 million in the nine months ended June 30, 2017 and June 30, 2016, respectively. See “Note 5. Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements included herein for additional information.

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

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $59.4 million and $43.1 million in the third quarter of fiscal 2017 and 2016, respectively. We recorded aggregate pre-tax restructuring and other costs of $158.7 million and $317.0 million in the nine months ended June 30, 2017 and June 30, 2016, respectively. Costs recorded in each period are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, integration or divestiture can vary. We discuss these charges in more detail in “Note 8. Restructuring and Other Costs, Net” of the Notes to Condensed Consolidated Financial Statements.

Acquisitions and Investment

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We acquired the outstanding shares of MPS for $18.00 per share in cash and the assumption of debt. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment.

On June 9, 2017, we completed the U.S. Corrugated Acquisition in a stock purchase. We acquired five corrugated converting facilities in Ohio, Pennsylvania and Louisiana, which provides a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. The transaction provides the opportunity to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The majority equity holders of Grupo Gondi manage the joint venture and we provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. We have included the financial results of the joint venture since the date of formation in our Corrugated Packaging segment, and are accounting for the investment under the equity method.

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

Interest Expense

Interest expense for the third quarter of fiscal 2017 was $70.4 million, compared to $64.0 million for the prior year quarter. Interest expense for the nine months ended June 30, 2017 was $201.3 million, compared to $193.2 million for the prior year period.

Provision for Income Taxes

We recorded income tax expense from continuing operations of $60.7 million and $107.9 million for the three and nine months ended June 30, 2017, compared to income tax expense from continuing operations of $99.7 million and $159.1 million for the three and nine months ended June 30, 2016, respectively. The effective tax rates from continuing operations for the three and nine months ended June 30, 2017 were 15.7% and 17.7%, respectively. The effective tax rates from continuing operations for the three and nine months ended and June 30, 2016 were 39.5% and 39.7%, respectively. For additional information, see “Note 9. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net for the third quarter of fiscal 2017 was income of $15.0 million compared to income of $20.9 million for the same quarter last year. Interest income and other income (expense), net for the nine months ended June 30, 2017 was income of $41.3 million compared to income of $43.2 million for the same period last year.

Gain on Sale of HH&B

On April 6, 2017, we announced that we had completed the HH&B Sale. We recorded a pre-tax gain on sale of $190.6 million during the third quarter of fiscal 2017. We used the proceeds from the sale of the business in connection with the MPS Acquisition. For additional information, see “Note 7. Assets Held For Sale” of the Notes to Condensed Consolidated Financial Statements.

Loss from Discontinued Operations

Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Loss from discontinued operations, net of tax was $58.7 million and loss of $539.4 million for the three and nine months ended June 30, 2016, respectively. The loss in the three months ended June 30, 2016 was primarily due to a $101.1 million intangible impairment charge. In addition to the intangible impairment, the nine month period also primarily included a $478.3 million goodwill impairment charge recorded in the first quarter of fiscal 2016. For additional information, see “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2016
North American Corrugated Packaging Shipments - thousands of tons	2,046.7	2,040.3	2,114.1	6,201.1	2,153.2	8,354.3
North American Corrugated Containers Shipments - BSF	18.7	18.2	18.6	55.5	18.9	74.4
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	291.4	295.3	294.5	295.1

Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9	2,116.1	2,112.7	6,260.7
North American Corrugated Containers Shipments - BSF	18.8	18.7	19.4	56.9
North American Corrugated Containers Per Shipping Day - MMSF	312.9	291.9	308.0	304.0

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2016
Brazil / India Corrugated Packaging Shipments - thousands of tons	180.2	173.5	166.8	520.5	164.8	685.3
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3	1.4	4.2	1.6	5.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	18.1	18.7	18.7	19.8	19.0

Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0	171.0	178.8	500.8
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.6	1.6	4.7
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4	20.2	21.3	20.6

Corrugated Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Third Quarter	1,967.7	192.4	9.8
Nine Months Ended June 30	5,864.8	547.5	9.3
Fourth Quarter	2,003.7	192.4	9.6
Total	$7,868.5	$739.9	9.4%

Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%
Second Quarter	2,065.0	159.5	7.7
Third Quarter	2,161.2	223.9	10.4
Nine Months Ended June 30	$6,169.8	$524.9	8.5%

(1) Net sales before intersegment eliminations

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $193.5 million in the third quarter of fiscal 2017 compared to the prior year quarter primarily due to $110.5 million of favorable corrugated selling price mix, $46.2 million of higher net sales of our recycling operations primarily due to higher commodity prices, $24.0 million of higher corrugated volumes, including acquisitions, and $8.8 million of favorable foreign currency impacts.

Net sales of the Corrugated Packaging segment increased $305.0 million in the nine months ended June 30, 2017 compared to the prior year period primarily due to $127.5 million of higher corrugated sales price/mix, $106.8 of higher net sales of our recycling operations primarily due to higher commodity prices, $82.9 million of higher corrugated volumes, including acquisitions, and $48.9 million of favorable foreign currency impacts. These increases were partially offset by a $26.2 million decrease due to the impact of Hurricane Matthew in the first quarter of fiscal 2017 and a net $42.2 million of lower corrugated net sales due to a shift in sales from converted boxes in the prior year period to sales of containerboard in the current year period as a result of having contributed three box plants to the Grupo Gondi joint venture in April 2016.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2017 increased $31.5 million compared to the prior year quarter. The increase was primarily due to an estimated $102.3 million of favorable sales price/mix and $39.5 million of synergy and productivity improvements which were partially offset by an estimated $107.5 million of cost inflation. The primary inflationary items consisted of $68.4 million of recycled fiber costs, $19.9 million of energy costs, $10.7 million of labor costs, $6.6 million of chemical costs and $5.8 million of freight costs, which were partially offset by $10.1 million of lower virgin fiber costs.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2017 decreased $22.6 million compared to the prior year period. The decrease was primarily due to an estimated $264.0 million of cost inflation, the impact of Hurricane Matthew and legal settlements that reduced segment income by $22.5 million, which were partially offset by an estimated $116.8 million of favorable sales price/mix, $116.5 million of synergy and productivity improvements, $34.5 million of favorable corrugated volumes. The primary inflationary items consisted of $155.1 million of recycled fiber costs, $55.0 million of energy costs, $34.8 million of labor costs, $17.6 million of chemical costs and $12.7 million of freight, which were partially offset by $29.4 million of lower virgin fiber costs.

Consumer Packaging Shipments

Consumer Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes merchandising displays and dispensing sales (prior to the April 6, 2017 HH&B Sale) since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2016
Consumer Packaging Shipments - thousands of tons	949.3	974.4	986.3	2,910.0	998.7	3,908.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	9.5	27.3	9.4	36.7
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	148.5	145.5	146.3	145.7

Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5	947.0	957.2	2,820.7
Consumer Packaging Converting Shipments - BSF	9.0	8.9	9.9	27.8
Consumer Packaging Converting Per Shipping Day - MMSF	149.7	138.7	157.2	148.4

Consumer Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Third Quarter	1,635.8	151.7	9.3
Nine Months Ended June 30	4,766.4	342.6	7.2
Fourth Quarter	1,621.7	139.1	8.6
Total	$6,388.1	$481.7	7.5%

Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%
Second Quarter	1,554.6	118.8	7.6
Third Quarter	1,520.7	94.8	6.2
Nine Months Ended June 30	$4,586.2	$301.2	6.6%

(1) Net sales before intersegment eliminations

Net Sales (Consumer Packaging Segment)

The $115.1 million decrease in net sales for the Consumer Packaging segment for the third quarter of fiscal 2017 compared to the prior year quarter was primarily due to the $142.8 million decrease in net sales related to the HH&B Sale in early April 2017, $71.2 million of lower volumes, $5.8 million of unfavorable price/mix and $5.7 million of unfavorable foreign currency impacts partially offset by net sales from the MPS Acquisition of $110.5 million. The $180.2 million decrease in net sales for the Consumer Packaging segment for the nine months ended June 30, 2017 compared to the prior year period was primarily the result of $169.0 million of lower volumes, $142.8 million decrease in net sales related to the HH&B Sale, $8.3 million of unfavorable price/mix and $7.9 million of unfavorable foreign currency impacts partially offset by $147.5 million of net sales from the MPS Acquisition and Packaging Acquisition.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2017 decreased $56.9 million compared to the prior year quarter. The decrease was primarily due to an estimated $44.6 million of cost inflation, $18.7 million for the impact of lower volumes, $16.5 million impact of the HH&B Sale, $14.0 million acquisition inventory step-up impact primarily related to the MPS Acquisition and an estimated $6.0 million of unfavorable selling price mix compared to the prior year quarter that were partially offset by synergy and productivity improvements of an estimated $50.4 million. The primary inflationary items consisted of $13.0 million of recycled fiber costs, $11.5 million of energy costs, $10.0 million of labor costs and $8.6 million of chemical costs, which were partially offset by $7.1 million of lower virgin fiber costs.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2017 decreased $41.4 million compared to the prior year period. The decrease was primarily due to an estimated $123.6 million of cost inflation, $37.5 million for the impact of lower volumes, $16.5 million impact of the HH&B Sale in early April 2017, $15.3 million of lower selling price/mix and $10.0 million acquisition inventory step-up impact primarily related to the MPS Acquisition in the current year period and the Packaging Acquisition in the prior year period that were partially offset by synergy and productivity improvements of an estimated $171.2 million and $8.5 million of lower depreciation and amortization expense. The lower depreciation and amortization expense was due to a $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense in the second quarter of fiscal 2017 in HH&B since it was held for sale as of January 23, 2017. The primary inflationary items consisted of $32.2 million of energy costs, $31.9 million of labor costs, $31.2 million of recycled fiber costs and $29.6 million of chemical costs, which were partially offset by $20.6 million of lower virgin fiber costs.

Land and Development

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Third Quarter	42.0	9.5	22.6
Nine Months Ended June 30	76.1	6.2	8.1
Fourth Quarter	43.7	(1.6)	(3.7)
Total	$119.8	$4.6	3.8%

Fiscal 2017
First Quarter	$54.0	$1.7	3.1%
Second Quarter	100.0	17.5	17.5
Third Quarter	71.1	0.2	0.3
Nine Months Ended June 30	$225.1	$19.4	8.6%

(1) Net Sales before intersegment eliminations

Net Sales (Land and Development Segment)

Land and Development’s net sales for the third quarter of fiscal 2017 were $71.1 million compared to $42.0 million in the third quarter of fiscal 2016. Land and Development’s net sales for the nine months ended June 30, 2017 were $225.1 million compared to $76.1 million in the nine months ended June 30, 2016. The increased net sales were a result of our accelerated monetization strategy. We continue to include the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $0.2 million in the third quarter of fiscal 2017 compared to $9.5 million in the third quarter of fiscal 2016. Segment income attributable to the Land and Development segment was $19.4 million in the nine months ended June 30, 2017 compared to $6.2 million in the nine months ended June 30, 2016. The segment’s assets were stepped-up to fair value as a result of purchase accounting, which generally has resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-up in fair value of our land portfolio in this segment as a result of the accounting for the Combination is expected to reduce future profitability on existing projects, but should not impact future cash flows. The increase in segment income in the nine months ended June 30, 2017 was primarily due to the accelerated monetization of our Land and Development portfolio.

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

Primary Sources of Liquidity

At June 30, 2017, we had approximately $2.3 billion of availability under our committed credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

•
On July 1, 2015, we entered into a credit agreement that included a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion. On July 1, 2016, we executed an option to extend the term of the senior unsecured revolving credit facility for one year beyond the original term. On June 30, 2017, we executed an option to extend the term of the facility for a second additional year. Approximately $1.9 billion of the $2.0 billion aggregate committed principal amount has been extended to July 1, 2022, and the remainder will continue to mature on July 1, 2020. At June 30, 2017, we had no amounts outstanding under this facility.

•
We have a $700.0 million Receivables Facility. On July 22, 2016, we executed an agreement to extend the maturity of this facility from October 24, 2017 to July 22, 2019. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. At June 30, 2017, we had $415.0 million outstanding under this facility.

•
On May 15, 2017, we entered into a $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 364-day unsecured Euro and Sterling denominated borrowing of not more than $200.0 million and $400.0 million U.S. dollar equivalent, respectively. The facility matures on May 14, 2018. At June 30, 2017, we had $464.9 million outstanding under this facility.

•
On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matured on December 1, 2016. We renewed the facility on February 10, 2017, and the facility now matures on February 12, 2018. At June 30, 2017, we had $51.0 million outstanding under this facility.

•
On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Coöperatieve Rabobank U.A., New York Branch. The facility matured on March 2, 2017 and was renewed as a Euro dollar facility on the same day. The facility is an uncommitted revolving line of credit in the amount of €100.0 million. The facility will be available in Euros only, and continues until terminated in writing by WestRock or the lender. At June 30, 2017, we had no amounts outstanding under this facility.

Cash and cash equivalents were $225.2 million at June 30, 2017 and $340.9 million at September 30, 2016. Approximately 77% of the cash and cash equivalents at June 30, 2017 were outside of the U.S. At June 30, 2017 and September 30, 2016, total debt was $6,522.8 million and $5,789.2 million, respectively, $710.5 million and $292.9 million of which was short-term at June 30, 2017 and September 30, 2016, respectively. The increase in debt of $733.6 million was primarily related to the MPS Acquisition and the U.S. Corrugated Acquisition net of other operational activities.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at June 30, 2017. At June 30, 2017, we had $112.9 million of outstanding letters of credit not drawn upon.

Cash Flow Activity

	Nine Months Ended
	June 30,
	2017	2016
	(In millions)
Net cash provided by operating activities	$1,406.2	$1,306.8
Net cash used for investing activities	$(928.0)	$(1,179.6)
Net cash used for financing activities	$(591.6)	$(91.2)

Net cash provided by operating activities during the nine months ended June 30, 2017 increased $99.4 million compared to the nine months ended June 30, 2016, primarily due to a $149.6 million net increase in cash flow from working capital changes plus higher after-tax cash proceeds from Land and Development’s accelerated monetization strategy, offset by lower operating cash flow from the Corrugated Packaging and Consumer Packaging segments due to significant cost inflation.

Net cash used for investing activities of $928.0 million in the nine months ended June 30, 2017 consisted primarily of a use of $536.8 million for capital expenditures, $1,443.8 million for the MPS Acquisition, U.S. Corrugated Acquisition and Star Pizza Acquisition, partially offset by the receipt of an escrow payment from the Packaging Acquisition and proceeds of $993.5 million from the HH&B Sale. Net cash used for investing activities of $1,179.6 million in the nine months ended June 30, 2016 consisted primarily of a use of $614.7 million for capital expenditures, $376.4 million for the SP Fiber Acquisition and the Packaging Acquisition, $175.0 million for the investment in Grupo Gondi and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition.

We expect fiscal 2017 capital expenditures to be in the range of $750 million. In fiscal 2017, we expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our target of achieving $1.0 billion annualized run rate synergy and performance improvements, before inflation, to be realized by June 30, 2018, and (iv) to generate attractive returns. We believe we have an opportunity to improve our performance through capital investment in our box plant system, the most prominent investments being our multi-year project of installing new “evolution” equipment capable of printing, folding and gluing corrugated sheets into corrugated containers that is nearing completion. We expect to install a total of 30 units. We have already installed 28 units. With the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $800 to $850 million per year.

In the nine months ended June 30, 2017, net cash used for financing activities of $591.6 million consisted primarily of cash dividends paid to stockholders of $301.6 million, purchases of Common Stock of $93.0 million and a net decrease in debt of $175.5 million. In the nine months ended June 30, 2016, net cash used for financing activities of $91.2 million consisted primarily cash dividends paid to stockholders of $286.3 million, purchases of common stock of $285.1 million and $118.9 million associated with the Separation, which were partially offset by a net increase in debt of $629.2 million. For more information on the Separation see “Note 6. Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements included herein. The increase in debt in the prior year period was primarily due to the SP Fiber Acquisition as well as the purchase of debt owed by

GPS in connection with the SP Fiber Acquisition, the Packaging Acquisition, the cash to fund the joint venture with Grupo Gondi, capital investments, dividends and stock repurchases, net of the Specialty Chemicals spin-off of cash and trust funding and cash generated from operations. In July 2017, our board of directors approved our August 2017 quarterly dividend of $0.40 per share, indicating an annualized dividend of $1.60 per share. We paid November 2016, February 2017 and May 2017 quarterly dividends of $0.40 per share and in fiscal 2016, we paid four quarterly dividends of $0.375 per share for an annual dividend of $1.50 per share.

At June 30, 2017, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $250 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. We expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction. Foreign and state net operating losses and credits will be used over a longer period of time.

We made contributions of $28.1 million to our pension and supplemental retirement plans during the nine months ended June 30, 2017. Based on current facts and assumptions, we expect to contribute approximately $32 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, return on plan assets, changes in mortality or other assumptions and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts. There can be no assurance that such changes, including potential turmoil in financial and capital markets, will not be material to our results of operations, financial condition or cash flows. We do not expect the partial settlement of our U.S. defined benefit plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit to require us to make additional pension plan contributions.

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

Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Measures

Set forth below is a reconciliation of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions, net of tax):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from continuing operations	$326.6	$152.4	$503.3	$241.2
Gain on sale of HH&B, net of income tax expense of $0.0, $0.0, $0.0, and $0.0 (1)	(190.6)	—	(190.6)	—
Land and Development impairment, net of income tax benefit of $0.0, $0.0, $14.4 and $0.0 (2)	—	—	21.9	—
Pension lump sum settlement, net of income tax benefit of $0.0, $0.0, $11.0 and $0.0	—	—	17.7	—
Restructuring and other items, net of income tax benefit of $20.5, $14.4, $55.8 and $105.0	42.7	30.8	118.5	229.8
One-time state tax benefit	—	—	(23.8)	—
Inventory stepped-up in purchase accounting, net of LIFO and net of income tax benefit of $3.7, $0.6, $3.9 and $2.0	10.2	1.4	10.5	4.6
Gain on investment in Grupo Gondi, net of income tax expense of $0.0, $10.6, $0.0 and $10.6 (3)	—	(1.5)	—	(1.5)
Loss on contribution of subsidiary, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0	—	—	1.1	—
Gain on extinguishment of debt, net of income tax expense of $0.0, $0.7, $0.0 and $0.7	(1.3)	—	(1.3)	—
HH&B - impact of held for sale accounting, net of income tax expense of $0.0, $0.0, $2.3 and $0.0	—	—	(7.8)	—
Land and Development operating results, net of income tax (benefit) expense of $(0.5), 4.1, $7.1 and 3.6	0.8	(6.2)	(10.8)	(5.4)
Noncontrolling interest from continuing operations	1.5	(0.4)	8.8	(1.8)
Adjusted Income from Continuing Operations	$189.9	$176.5	$447.5	$466.9

(1) Due to the high tax basis and fees associated with the transaction there was essentially no tax associated with the transaction
(2) Net of $0.0, $0.0, $6.4 and $0.0 million, respectively, of noncontrolling interest
(3) Impacted by non-deductible goodwill

The reconciliation of “Adjusted Earnings from Continuing Operations Per Diluted Share” is presented under the caption “Management’s Discussion and Analysis of Financial Condition — Results of Operations (Consolidated)” above.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our anticipation that we will be able to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; the step-up in fair value of our land portfolio in our Land and Development segment as a result of the Combination is expected to reduce future profitability on existing projects but should not impact future cash flows; our expectation of paying an annualized dividend of $1.60 per share in fiscal 2017; we expect to contribute approximately $32 million to our U.S. and non-U.S. pension plans in fiscal 2017, primarily related to our Canadian plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities in certain plans and to meet the requirements of the Pension Act and other regulations; the timing of our adoption of various recently adopted or issued accounting standards, our expectation that each of ASU 2017-04, ASU 2016-17, ASU 2016-16, ASU 2016-13, ASU 2016-09, ASU 2016-07, ASU 2016-05 and ASU 2015-11 will not have a material effect on our consolidated financial statements and our current expectation that the adoption of ASC 842 as of October 1, 2019 will have a significant impact on our consolidated balance sheets but that we do not expect the adoption to have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of operations or the consolidated statement of cash flows; amounts and timing of capital expenditure projects; our belief that the compliance with Quebec cap-and-trade program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years; our expectation that we will realize synergies related to the MPS Acquisition, the U.S. Corrugated Acquisition, the SP Fiber Acquisition, the Packaging Acquisition and the Star Pizza Acquisition; our belief that we have an opportunity to improve our performance through capital investment in our box plant system, and that we expect to install two more new “evolution” equipment units; that management does not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows; management’s belief that the resolution of a number of other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; management’s expectation that the resolution of pending litigation and proceedings related to asbestos-related personal injury litigation will not have a material adverse effect on our consolidated financial condition or liquidity; that based on our current projections, we expect to utilize our remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years, though it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors, and that foreign and state net operating losses and credits will be used over a longer period of time; we expect to receive tax benefits in fiscal 2017 and future years from the U.S. manufacturer’s deduction; that we expect integration activities from the Combination to continue during fiscal 2017; our belief that the costs of projects related to certain of our current or former locations being investigated or remediated under various environmental laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our estimate of our exposure for matters related to guarantees of approximately $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; our belief that the Grupo Gondi joint venture will help grow our presence in the attractive Mexican market; that with respect to the Star Pizza Acquisition, we expect the goodwill and intangibles to be amortizable for income tax purposes; that the U.S. Corrugated acquisition provides the opportunity to increase the vertical integration of our Corrugated Packing segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract; our expectation that the acquisition of the assets of Island Container Corp. and Combined Container Industries LLC will enable us to integrate more than 80,000 tons of containerboard into our Corrugated Packaging segment; expected totals for restructuring and other costs, net; our expectation that fiscal 2017 capital expenditures will be in the range of $750 million and the capital expenditure projects we expect to invest in for fiscal 2017; and our expectation that with the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $800 to $850 million per year.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination and the Separation; our ability to effectively integrate the operations of RockTenn and MWV; the results and impacts of the MPS Acquisition, the U.S. Corrugated Acquisition, the S.P. Fiber Acquisition, the Packaging Acquisition and the Star Pizza Acquisition; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; the possibility of and uncertainties related to planned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases; our ability to anticipate trends that would enable us to offer products that respond to changing customer preferences; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase company stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; the effectiveness of our quality control measures and systems; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2016 Form 10-K and this fiscal 2017 Third Quarter Form 10-Q and by similar disclosures in any of our subsequent SEC filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

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

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Fiscal 2016 Form 10-K.

See “Note 16. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A.    RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in our Fiscal 2016 Form 10-K. Additional risks are described below.

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

We May Be Adversely Affected by Economic and Financial Market Conditions, and Social and Political Change

Our businesses may be affected by a number of factors that are beyond our control, such as general economic and business conditions; changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar and the impact of a stronger U.S. dollar; financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom’s impending withdrawal from the European Union, commonly referred to as “Brexit”; social and political change impacting matters such as environmental regulations and trade policies; or other factors, each of which may adversely impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to address their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy, including locations such as Europe, Brazil, Mexico, India and China, could adversely affect the demand for our products, our revenues and our manufacturing costs. We are not able to predict with certainty economic and financial market conditions, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences

Our MPS business serves the consumer, healthcare and multi-media markets. Our success in these markets depends on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services in a timely manner to keep pace with technological and regulatory developments and achieve customer acceptance. The services and products we offer customers may not meet their needs as their business models evolve, or our customers may decide to decrease their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our solutions. For example, a move to electronic distribution of disclaimers and other paperless regimes could negatively impact our healthcare inserts and labels businesses. Our success depends, in part, on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences.

We May Produce Faulty or Contaminated Products Due To Failures in Quality Control Measures and Systems

We maintain quality control measures and systems to ensure the maximum safety and quality of our products. The consequences of a product not meeting these standards could be severe. These consequences may include adverse effects on consumer health, litigation exposure, loss of market share, financial costs and loss of revenues. If our products fail to meet our standards, we may be required to incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers) and to reimburse customers and/or end consumers for losses that they suffer as a result of this failure. Customers and end consumers may seek to recover these losses through litigation and, under applicable legal rules, may succeed in any such claim despite there being no negligence or other fault on our part. Placing an unsafe product on the market, failing to notify the regulatory authorities of a safety issue, failing to take appropriate corrective action and failing to meet other regulatory requirements relating to product safety could lead to regulatory investigation, enforcement action and/or prosecution. Any product quality or safety issue may also result in adverse publicity, which may damage our reputation. Any of these results could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

In certain contracts, we provide guarantees that our products are produced in accordance with customer specifications regarding the proper functioning of our products and the conformity of a product to the specific use defined by the customer. In addition, if the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If certain our packaging fails to open properly or to preserve the integrity of its contents, we could face liability to our customers and to third parties for bodily injury or other tangible or intangible damages suffered as a result. Such liability, if it were to be established in relation to a sufficient volume of claims or to claims for sufficiently large amounts, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTROCK COMPANY
(Registrant)

Date:	August 9, 2017	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1*
Credit Agreement, dated as of May 15, 2017, by and among WestRock Company, as Parent, MWV Luxembourg S.À R.L. and WestRock Packaging Systems UK LTD., as Borrowers, the lenders party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger and Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, TD Bank, N.A., and HSBC Bank USA, National Association as Joint Lead Arrangers and Co-Syndication Agents.

Exhibit 10.2*
Amendment No. 2, dated June 30, 2017, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders to the Credit Agreement, dated July 1, 2015.

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