Form 10-K
period 2017-09-30
WestRock Co
filed 2017-11-20
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-37484
____________________________________________________________
WESTROCK COMPANY
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________

Delaware	47-3335141
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Abernathy Road, Suite L-2, Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (804) 444-1000
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2017 (based on the closing price per share as reported on the New York Stock Exchange on such date), was approximately $13,240 million.
As of November 3, 2017, the registrant had 254,614,437 shares of Common Stock, par value $0.01 per share, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 2, 2018 are incorporated by reference in Part III.

WESTROCK COMPANY

Glossary of Terms
The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

2016 Incentive Stock Plan	WestRock Company 2016 Incentive Stock Plan
2004 Incentive Stock Plan	Amended and Restated 2004 Incentive Stock Plan
ACM	Asbestos containing material
Adjusted Earnings from Continuing Operations Per Diluted Share	As defined on p. 33
Adjusted Income from Continuing Operations	As defined on p. 33
A/R Sales Agreement
The second amended and restated agreement for the purchasing and servicing of receivables, dated September 18, 2015, among certain sellers named therein, WestRock Converting Company, WestRock and Cooperatieve Rabobank, U.A., New York branch, as subsequently amended on June 27, 2016, March 27, 2017 and September 29, 2017

AFMC	Alternative fuel mixture credits
Antitrust Litigation
A lawsuit filed in the U.S. District Court of the Northern District of Illinois alleging that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010, and for which WestRock CP, LLC as the successor to Smurfit-Stone is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010

APBO	Accumulated postretirement benefit obligation
ASC	FASB’s Accounting Standards Codification
ASU	Accounting Standards Update
BSF	Billion square feet
Boiler MACT	As defined on p. 11
Business Combination Agreement
The Second Amended and Restated Business Combination Agreement, dated as of April 17, 2015 and amended as of May 5, 2015 by and among WestRock, RockTenn, MWV, Rome Merger Sub, Inc., and Milan Merger Sub, LLC

CBA or CBAs	Collective bargaining agreements
CBPC	Cellulosic biofuel producers credits
CEO	Chief Executive Officer
CERCLA	The Comprehensive Environmental Response, Compensation, and Liability Act of 1980
Clean Power Plan	As defined on p.12
CFO	Chief Financial Officer
Code	The Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder
Combination
Pursuant to the Business Combination Agreement, (i) Rome Merger Sub, Inc. merged with and into RockTenn, with RockTenn surviving the merger as a wholly-owned subsidiary of WestRock, and (ii) Milan Merger Sub, LLC merged with and into MWV, with MWV surviving the merger as a wholly owned subsidiary of WestRock, which occurred on July 1, 2015

Common Stock	Our common stock, par value $0.01 per share
Company	As defined on p. 7
containerboard	Linerboard and corrugating medium

Term or Acronym	Definition

Credit Agreement
The credit agreement, dated July 1, 2015, among WestRock, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other borrowers, guarantors and lenders, in each case from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent, providing for a five-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a five-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion

Credit Facility
The five-year senior unsecured term loan with an initial aggregate principal amount of $2.3 billion and a five-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion provided for under the Credit Agreement

EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder
ESPP	WestRock Company Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act of 1977
Farm Credit Facility	The seven-year unsecured term loan in an aggregate principal amount of $600 million provided for under the Farm Credit Agreement.
Farm Loan Credit Agreement
The credit agreement, dated July 1, 2015, among RockTenn CP, LLC, RockTenn Converting Company, MeadWestvaco Virginia Corporation and CoBank ACB, as administrative agent, providing for a seven-year unsecured term loan in an aggregate principal amount of $600 million

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
Island Container Acquisition
The July 17, 2017 acquisition of certain assets and liabilities of Island Container Corp. and Combined Container Industries LLC, which together are independent producers of corrugated boxes, sheets and point-of-purchase displays

Installment Note
An installment note receivable in the amount of $860.0 million received by MWV TN II on December 6, 2013 pursuant to the sale of MWV’s remaining U.S. forestlands and assumed by WestRock in connection with the Combination

IRS	U.S. Internal Revenue Service
LIBOR	The London Interbank Offered Rate
LIFO	Last-in first-out inventory valuation method
MACT	Maximum Achievable Control Technology
Measurement period adjustments	As defined on p. 84

Term or Acronym	Definition

MEPP or MEPPs	Multiemployer pension plan(s)
MMBtu	One million British Thermal Units
MMSF	Millions of square feet
MPS	Multi Packaging Solutions International Limited, a Bermuda exempted company
MPS Acquisition	The June 6, 2017 acquisition of MPS pursuant to a merger agreement among WestRock, MPS and WRK Merger Sub Limited
MWV	WestRock MWV, LLC, formerly known as MeadWestvaco Corporation, and a wholly-owned subsidiary of WestRock
MWV TN	MWV Timber Notes Holding, LLC, a special purpose entity
MWV TN II	MWV Timber Notes Holding Company II, LLC, a special purpose entity
MWV Merger Sub	Milan Merger Sub, LLC
NAV	Net asset value
NYSE	New York Stock Exchange
OSHA	The Occupational Safety and Health Act of 1970
Packaging Acquisition	The January 19, 2016 acquisition of certain legal entities formerly owned by Cenveo Inc., in a stock purchase
Paris Agreement	An agreement signed in April 2016 among the U.S. and over 170 other countries, which arose out of negotiations at the United Nation’s Conference of Parties (COP21) climate summit in December 2015
PIUMPF	Pace Industry Union-Management Pension Fund
Plan	WestRock Company Consolidated Pension Plan
Pension Act	Pension Protection Act of 2006
PRP or PRPs	Potentially responsible parties
Prudential	The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc.
Receivables Facility	The sixth amended and restated receivables sale agreement, dated July 22, 2016, among certain originators named therein and WestRock Financial, Inc.
RockTenn	WestRock RKT Company, formerly known as Rock-Tenn Company, and a wholly-owned subsidiary of WestRock
RockTenn Common Stock	RockTenn Class A common stock, par value $0.01 per share
RP	Rehabilitation plan
SAR or SARs	Stock appreciation rights
SEC	Securities and Exchange Commission
Separation	The May 15, 2016 distribution of the outstanding common stock, par value $0.01 per share, of Ingevity to WestRock’s stockholders
Seven Hills	Seven Hills Paperboard LLC
SG&A	Selling, general and administrative expenses
Silgan	Silgan Holdings Inc.
Smurfit-Stone	Smurfit-Stone Container Corporation
Smurfit-Stone Acquisition	The May 27, 2011 acquisition of Smurfit-Stone, in a stock purchase
SP Fiber	SP Fiber Holdings, Inc.
SP Fiber Acquisition	The October 1, 2015 acquisition of SP Fiber
Star Pizza Acquisition
The March 13, 2017 acquisition of certain assets and liabilities of Star Pizza Box of Arizona, LLC, Star Pizza Box of Florida, Inc., Star Pizza Box of Ohio, LLC, Star Pizza Box of Texas, LLC and Box Logistics LLC

Supplemental Plans	Supplemental retirement savings plans

Term or Acronym	Definition

Timber Note
An installment note receivable in the amount of $398.0 million received by MWV TN pursuant to the sale of certain large-tract forestlands in 2007 and assumed by WestRock in connection with the Combination

USW	United Steelworkers Union
U.S.	United States
U.S. Corrugated	U.S. Corrugated Holdings, Inc.
U.S. Corrugated Acquisition	The June 9, 2017 acquisition of U.S. Corrugated
WestRock	WestRock Company
WestRock MWV, LLC	Formerly named MWV
WestRock RKT Company	Formerly named RockTenn, and a wholly-owned subsidiary of WestRock

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

General

WestRock is a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses and RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. We believe the Combination combined two industry leaders to create a leading global provider of consumer and corrugated packaging solutions. See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

On May 15, 2016, WestRock completed the Separation, pursuant to which we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

On April 6, 2017, we completed the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017. See “Note 8. Assets Held For Sale” of the Notes to Consolidated Financial Statements for additional information.

On June 6, 2017, we completed the MPS Acquisition. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. MPS is reported in our Consumer Packaging segment. See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

We report our financial results of operations in three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing (prior to the HH&B Sale), and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. In fiscal 2016, we reclassified prior period segment results to align to these segments for all periods presented. Following the Combination and until the completion of the Separation, our financial results of operations had a fourth reportable segment, Specialty Chemicals.

Products

Corrugated Packaging Segment

We are one of the largest integrated producers of containerboard measured by tons produced, and one of the largest producers of high-graphics preprinted linerboard measured by net sales in North America. We have integrated corrugated operations in North America, Brazil and India. We believe we are one of the largest paper recyclers in North America and our recycling operations provide substantially all of the recycled fiber to our mills, as well as to third parties. Our Brazil operations own and operate forestlands that provide virgin fiber to our Brazilian mill.

We operate an integrated corrugated packaging system that manufactures primarily containerboard, corrugated sheets, corrugated packaging and preprinted linerboard for sale to consumer and industrial products manufacturers and corrugated box manufacturers. We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. We convert corrugated sheets into corrugated products ranging from one-color protective cartons to graphically brilliant point-of-purchase packaging. Our corrugated container plants serve local customers and regional and large national accounts. Corrugated packaging is used to provide protective packaging for shipment and distribution of food, paper, health and beauty and other household, consumer, commercial and industrial products. Corrugated packaging may also be graphically enhanced for retail sale, particularly in club store locations. We provide customers with innovative packaging solutions to promote and sell their products. We provide structural and graphic design, engineering services and custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. To make corrugated sheet stock, we feed linerboard and corrugating medium into a corrugator that flutes the medium to specified sizes, glues the linerboard and fluted medium together, and slits and cuts the resulting corrugated paperboard into sheets to customer specifications. Our containerboard mills and corrugated container operations are integrated with the majority of our containerboard production used internally by our corrugated container operations. The balance is either used in trade swaps with other manufacturers or sold domestically and internationally.

Our recycling operations procure recovered paper (also known as recycled fiber) from our converting facilities and from third parties, such as factories, warehouses, commercial printers, office complexes, grocery and retail stores, document storage facilities, paper converters and other wastepaper collectors. We handle a wide variety of grades of recovered paper, including old corrugated containers, office paper, box clippings, newspaper and print shop scraps. We operate recycling facilities that collect, sort, grade, and bale recovered paper and, after sorting and baling, we transfer it to our mills for processing, or sell it principally to U.S. manufacturers of paperboard or containerboard, as well as manufacturers of tissue, newsprint, roofing products and insulation, and to export markets. We also collect small amounts of other products for resale to manufacturers of those products. Our waste services business arranges recycling and waste disposal services for its customers. We operate a nationwide fiber marketing and brokerage system that serves large regional and national accounts, as well as our recycled paperboard and containerboard mills, and sells scrap materials from our converting businesses and mills. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paperboard and containerboard mills, ensuring availability of supply with reduced shipping costs.

Sales of corrugated packaging products to external customers accounted for 55.5%, 54.6% and 66.4% of our net sales in fiscal 2017, 2016 and 2015, respectively. See “Note 21. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Consumer Packaging Segment

We operate integrated virgin and recycled fiber paperboard mills and consumer packaging converting operations, which convert items such as folding and beverage cartons, displays and interior partitions. Our integrated system of virgin and recycled mills produces paperboard for our converting operations and third parties. We internally consume or sell to manufacturers of folding cartons and other paperboard products our coated natural kraft, bleached paperboard and coated recycled paperboard, and internally consume or sell to manufacturers of solid fiber interior packaging, tubes and cores, book covers and other paperboard products our specialty recycled paperboard. The mill owned by our Seven Hills joint venture in Lynchburg, VA manufactures gypsum paperboard liner for sale to our joint venture partner.

We are one of the largest manufacturers of folding and beverage cartons in North America. We believe we are one of the largest manufacturers of temporary promotional point-of-purchase displays in North America measured by net sales and the largest manufacturer of solid fiber partitions in North America measured by net sales. Our folding and beverage cartons are used to package items such as food, paper, beverages, dairy products, tobacco, confectionery, health and beauty and other household consumer, commercial and industrial products primarily for retail sale. Our folding and beverage cartons are also used by our customers to attract consumer attention at the point-of-sale. We also manufacture express mail packages for the overnight courier industry, provide inserts and labels as well as rigid packaging and other printed packaging products, such as transaction cards (e.g., credit, debit, etc.), brochures, product literature, marketing materials (such as booklets, folders, inserts, cover sheets and slipcases) and grower tags and plant stakes for the horticultural market. For the global healthcare market, we manufacture secondary packages designed to enhance patient adherence for prescription drugs, as well as paperboard packaging for over-the-counter and prescription drugs. Our customers generally use our inserts and labels to provide customer product information either inside a secondary package (e.g., a folding carton) or affixed to the outside of a primary package (e.g., a bottle). Folding cartons typically protect customers’ products during shipment and distribution, and employ graphics to promote them at retail. We manufacture folding and beverage cartons from recycled and virgin paperboard, laminated paperboard and various substrates with specialty characteristics, such as grease masking and microwaveability. We print, coat, die-cut and glue the cartons to customer specifications and ship finished cartons to customers for assembling, filling and sealing. We employ a broad range of offset, flexographic, gravure, backside printing, coating and finishing technologies, as well as iridescent, holographic, textured and dimensional effects to provide differentiated packaging products, and support our customers with new package development, innovation and design services and package testing services. We manufacture and sell our solid fiber and corrugated partitions and die-cut paperboard components principally to glass container manufacturers and producers of beer, food, wine, spirits, cosmetics and pharmaceuticals, and to the automotive industry.

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

Sales of consumer packaging products to external customers accounted for 42.8%, 44.6% and 33.2% of our net sales in fiscal 2017, 2016 and 2015, respectively. See “Note 21. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Land and Development Segment

We are responsible for maximizing the value of the various real estate holdings we own that are concentrated in the Charleston, SC region, some of which are held through partnerships. We are in the process of accelerating the monetization of these holdings. Sales in our Land and Development segment to external customers accounted for 1.7%, 0.8% and 0.4% of our net sales in fiscal 2017, 2016 and 2015, respectively. See “Note 21. Segment Information” of the Notes to Consolidated Financial Statements, as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information.

Raw Materials

The primary raw materials used by our mill operations are recycled fiber at our recycled paperboard and containerboard mills and virgin fibers from hardwoods and softwoods at our virgin containerboard and paperboard mills. Certain of our virgin containerboard is manufactured with some recycled fiber content. Recycled fiber prices and virgin fiber prices can fluctuate significantly. While virgin fiber prices have generally been more stable than recycled fiber prices, they also fluctuate, particularly during significant changes in weather, such as during prolonged periods of heavy rain or drought, or during housing construction slowdowns or accelerations.

Recycled and virgin paperboard and containerboard are the primary raw materials used by our converting operations. Our converting operations use many different grades of paperboard and containerboard. We supply substantially all of our converting operations' needs for recycled and virgin paperboard and containerboard from our own mills and through the use of trade swaps with other manufacturers. These arrangements allow us to optimize our mill system and reduce freight costs. Because there are other suppliers that produce the necessary grades of recycled and bleached paperboard and containerboard used in our converting operations, we believe we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin paperboard or containerboard. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) can fluctuate significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use biomass, natural gas and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates. See also Item 1. “Business — Governmental Regulation — Environmental and Other Matters” for additional information. See also Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Transportation

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs. The principal markets for our products are in North America, South America, Europe, Asia and Australia. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Sales and Marketing

Our top 10 external customers represented approximately 11% of our consolidated net sales in fiscal 2017. None of these customers individually accounted for more than 10% of our consolidated net sales. We generally manufacture our products pursuant to customers’ orders. We believe that we have good relationships with our customers. In fiscal 2017, products sold to our top 10 customers by segment represented 16% and 18% of our external sales in our Corrugated Packaging segment and Consumer Packaging segment, respectively. See Item 1A. “Risk Factors — We Depend on Certain Large Customers”.

As a result of our vertical integration, our mills’ sales volumes may be directly impacted by changes in demand for our packaging products. During fiscal 2017, we sold approximately two-thirds of our coated natural kraft production and approximately one-fifth of our bleached paperboard production to our converting operations, primarily to manufacture folding and beverage cartons, and we sold approximately three-fourths of our containerboard production, including trade swaps and buy/sell transactions, to our converting operations to manufacture corrugated products. Under the terms of our Seven Hills joint venture arrangement, our joint venture partner is required to purchase all of the qualifying gypsum paperboard liner produced by Seven Hills. Excluding the Seven Hills production and our Aurora, IL production converted into book covers and other products, we supplied approximately two-fifths of our specialty recycled paperboard production in fiscal 2017 to our converting operations, primarily to manufacture interior partitions. We have the ability to move our internal sourcing among certain of our mills to optimize the efficiency of our operations.

We market our products primarily through our own sales force. We also market a number of our products through independent sales representatives, independent distributors or both. We generally pay our sales personnel a combination of base salary, commissions and annual bonus. We pay our independent sales representatives on a commission basis. We discuss foreign net sales to unaffiliated customers and other non-U.S. operations financial and other segment information in “Note 21. Segment Information” of the Notes to Consolidated Financial Statements.

Competition

We operate in a competitive global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, as well as fluctuations in currency exchange rates.

The industries we operate in are highly competitive, and no single company dominates any of those industries. Our paperboard and containerboard operations compete with integrated and non-integrated national and regional companies operating primarily in North America, and to a limited extent, manufacturers outside of North America. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. In the corrugated packaging and folding and beverage carton markets, we compete with a significant number of national, regional and local packaging suppliers in North America and abroad. In the solid fiber interior packaging, promotional point-of-purchase display and converted paperboard products markets, we primarily compete with a smaller number of national, regional and local companies offering highly specialized products. Our recycled fiber brokerage and collection operations compete with various other companies for the procurement and supply of recovered paper, including brokers and companies that export recovered paper to international markets. The Land and Development segment competes in the real estate sales and development market, primarily in the Charleston, SC region.

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

See Item 1A. “Risk Factors — We Face Intense Competition” and “Risk Factors — We May Be Adversely Affected by U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Governmental Regulation

Health and Safety Regulations

Our operations are subject to federal, state, local and foreign laws and regulations relating to workplace safety and worker health, including OSHA and related regulations. OSHA, among other things, establishes asbestos and noise standards and regulates the use of hazardous chemicals in the workplace. Although we do not use asbestos in manufacturing our products, ACM is present in some of our facilities. For those facilities where ACM is present, we have established procedures for properly managing the material, including, but not limited to, employee training and work practices to maintain the ACM in good condition and minimize exposure. We do not believe that future compliance with health and safety laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows.

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

On January 31, 2013, the EPA published a set of four interrelated final rules establishing national air emissions standards for hazardous air pollutants from industrial, commercial and institutional boilers and process heaters, commonly known as “Boiler MACT.” Boiler MACT required compliance by January 31, 2016 or by January 31, 2017 for those mills for which we obtained a prior compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how this decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business, and may be involved in future matters. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

See Item 1A. “Risk Factors — We are Subject to Extensive and Costly Safety and Environmental Laws and Regulation”.

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

We estimate that we will invest approximately $40 million for capital expenditures during fiscal 2018 in connection with matters relating to environmental compliance. It is possible that our capital expenditure assumptions may change, project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering and implementation work, the EPA determinations on Boiler MACT implementation issues and the outcomes of pending legal challenges to the rules.

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

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued a final rule establishing GHG emission guidelines for existing electric utility generating units (known as the “Clean Power Plan”). On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. As directed by Executive Order, on April 4, 2017, the EPA issued a proposed rule announcing its intention to review the Clean Power Plan, and, if appropriate, initiate proceedings to suspend, revise or rescind it. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in response to the litigation and Executive Order; however, certain states where we operate manufacturing facilities have indicated their intention to continue their carbon reduction efforts. On October 16, 2017, the EPA issued a proposed rule that would repeal the Clean Power Plan. Due to ongoing litigation and other uncertainties regarding the Clean Power Plan, its impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. In July 2017, California extended the cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which limits GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. We are carefully monitoring this litigation to assess its potential impact on our Tacoma operations. On May 16, 2017, the Governor of Virginia issued Executive Directive 11, directing the Secretary of Natural Resources to convene a work group to study and recommend methods to reduce carbon dioxide emissions from electric power facilities and grow the clean energy economy within existing state authority. We have been selected by the Virginia Department of Environmental Quality to participate in this work group.

The Paris Agreement established a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement became effective on November 4, 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in June 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. The governors of New York, California and Washington subsequently announced their intent to form a “climate alliance” to coordinate a state response to climate change. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

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

Patents and Other Intellectual Property

We hold a substantial number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications and licenses relating to our business, our products and our production processes. Our patent portfolio consists primarily of utility and design patents relating to our products and manufacturing operations. It also includes exclusive rights to substantial proprietary packaging system technology in the U.S. or other licenses obtained from a third party. Our brand name and logo, and certain of our products and services, are protected by domestic and foreign trademark rights. Our patents, trademarks and other intellectual property rights, particularly those relating to our converting operations, are important to our operations as a whole. Our intellectual property has various expiration dates. See Item 1A. “Risk Factors — We Depend On Our Ability to Develop and Successfully Introduce New Products and/or to Acquire and Retain Intellectual Property Rights”.

Employees

At September 30, 2017, we had approximately 44,800 employees, of which approximately 34,100 were located in the U.S. and Canada and 10,700 were located in Europe, South America, Mexico and Asia/Pacific. Of the approximately 44,800 employees, approximately 31,800 were hourly and approximately 13,000 were salaried. Approximately 13,900 of our hourly employees in the U.S. and Canada are covered by CBAs, which typically have four to six year terms. Approximately 2,500 of our employees in the U.S. and Canada are working under expired contracts and approximately 1,100 of our U.S. and Canada employees are covered under CBAs that expire within one year. Approximately 5,200 of our employees outside the U.S. and Canada are covered by agreements similar to CBAs, which most frequently have four to six year terms. Approximately 2,100 of our employees not based in the U.S. and Canada are working under expired agreements and approximately 1,100 of them are covered under agreements that expire within one year.

While we have experienced isolated work stoppages in the past, we have been able to resolve them and we believe that working relationships with our employees are generally good. While the terms of our CBAs vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered.

In October 2014, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities represented by the USW at that time. The agreement has a six year term and covers a number of specific items, including wages, medical coverage and certain other benefit programs, substance abuse testing and successorship. Individual facilities will continue to have local agreements for subjects not covered by the master agreement and those agreements will continue to have staggered terms. Wage increases specified in the master agreement will not begin until the local facility agreements have been negotiated and ratified. The master agreement permits us to apply its terms to USW employees who work at facilities we acquire during the term of the agreement. The master agreement covers 59 of our U.S. facilities and approximately 6,800 of our employees.

See Item 1A. “Risk Factors — We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters”.

International Operations

Our operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe, Asia and Australia. Sales attributable to non-U.S. operations were 17.6%, 17.1% and 13.5% of our net sales in fiscal 2017, 2016 and 2015, respectively, some of which were transacted in U.S. dollars. See “Note 21. Segment Information” of the Notes to Consolidated Financial Statements for additional information. See Item 1A. “Risk Factors — We are Exposed to Risks Related to International Sales and Operations”.

Available Information

Our Internet address is www.westrock.com. Our Internet address is included herein as an inactive textual reference only. The information contained on our website is not incorporated by reference herein and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after filing with the SEC. You may access these SEC filings via the hyperlink that we provide on our website to a third-party SEC filings website. We also make available on our website our board committee charters, as well as the corporate governance guidelines adopted by our board of directors, our Code of Conduct for employees, our Code of Conduct and Ethics for the Board of Directors and our Code of Ethical Conduct for CEO and Senior Financial Officers. Any amendments to, or waiver from, any provision of these codes that are required to be disclosed will be posted on our website. We will also provide copies of these documents, without charge, at the written request of any stockholder of record. Requests for copies should be mailed to: WestRock Company, 504 Thrasher Street, Norcross, Georgia 30071, Attention: Corporate Secretary through December 31, 2017 and WestRock Company, 1000 Abernathy Road, Suite L-2, Atlanta, Georgia 30328, Attention: Corporate Secretary thereafter.

Forward-Looking Information

This report contains statements that relate to future, rather than past, events. These are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements often address our expected future business and financial performance and financial conditions, and often contain words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods. Forward-looking statements are based on currently available information and our current expectations, beliefs, plans or forecasts, and include statements made in this report regarding, among other things: our belief that we are one of the largest paper recyclers in North America; our belief that we are one of the largest manufacturer of temporary promotional point-of-purchase displays in North America measured by net sales and the largest manufacturer of solid fiber partitions in North America measured by net sales; our belief that we would be able to source significant replacement quantities from other suppliers in the event we incur production disruptions for recycled or virgin paperboard or containerboard; our belief that we have good relationships with our customers; our belief that we compete effectively on price, design, product innovation, quality and service; our belief that future compliance with health and safety laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the currently expected outcome of environmental proceedings and claims that are pending or threatened against us will not have a material adverse effect on our results of operations, financial condition or cash flows; our belief that the costs associated with investigations or remediations under environmental laws, including CERCLA, and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows; our belief that matters relating to previously identified third party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings; that we may face additional liability for cleanup activity at sites that are not subject to the Smurfit-Stone bankruptcy discharge, but are not currently identified; our belief that we can assert claims for indemnification pursuant to existing rights we have under purchase and other agreements in connection with certain of our existing remediation sites and have insurance coverage, subject to applicable deductibles/retentions, policy limits and other conditions, for certain environmental matters; our belief that working relationships with our employees are generally good; our belief that the material terms of our CBAs are customary for the industry, the type of facility, the classification of the employees and the geographic location covered; our expectation that we will benefit from operational synergies resulting from the consolidation of capabilities and the elimination of redundancies related to the Combination, as well as greater efficiencies from increased scale and market integration, and realize revenue synergies through an expanded and complementary product offering and increased geographic reach; our belief that certain MEPPs in which we participate, including PIUMPF, have material unfunded vested benefits; that we are considering withdrawing from one or more MEPPs, and it is reasonably possible that we may incur significant withdrawal liability with respect to certain MEPPs in connection with such withdrawal(s) and that we may be obligated to pay a share of a particular MEPP’s accumulated funding deficiency as determined under the Pension Act; that we believe our withdrawal liability would be approximately $140 million to $200 million if we were to withdraw from all of the MEPPs in which we participate prior to the end of calendar 2017; our expectation that we will complete the monetization of our Land and Development asset portfolio in fiscal 2018; our expectation that we will complete the relocation of our principal offices in the first half of fiscal 2018; our belief that our existing production capacity is adequate to serve existing demand for our products and that our plants and equipment are in good condition; our expectation that should the volume of asbestos-related personal injury litigation grow substantially, it is possible that we could incur significant costs resolving these cases; our expectation that the resolution of pending asbestos-related personal injury litigation and proceedings will not have a material adverse effect on our consolidated financial condition or liquidity; our expectation that in any given period or periods, it is possible that asbestos-related proceedings or matters could have a material adverse effect on our results of operations; our belief that the resolution of other lawsuits, claims and other proceedings arising out of the conduct of our business will not have a material adverse effect on our consolidated financial condition, results of operations, financial condition or cash flows; our belief that our exposure related to guarantees will not have a material impact on our results of operations, financial condition or cash flows; our belief that our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance; the potential for us to engage in restructuring opportunities in the future; our expectation that the Island Container Acquisition will enable us to integrate more than 80,000 tons of containerboard annually into our Corrugated Packaging segment; our expectation that the Hannapak Acquisition will build on our established and growing packaging business in Australia; our belief that the U.S. Corrugated Acquisition will enable us to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller; our belief that the MPS Acquisition increases annual paperboard consumption by approximately 225,000 tons, of which we expect 35% to 45% to be supplied by us; our belief that the Star Pizza Acquisition provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration; our belief that the joint venture with Grupo Gondi will help us grow our presence in the attractive Mexican market; that we may be required to incur additional indebtedness to satisfy our payment obligations in respect of our put and call options related to the Grupo Gondi joint venture; that we may form additional joint ventures; our belief that the Packaging Acquisition has provided us with attractive and complementary customers, markets and facilities; our belief that we have an opportunity to improve our performance through capital investment; our belief that capital expenditures in fiscal 2018 will be approximately $1.0 billion, of which approximately $0.2 billion will be deployed in fiscal 2018 in connection with a planned investments in (A) a new corrugated box plant in the Brazilian state of Sao Paulo, and our belief that this box plant will allow us to meet a growing demand from our regional customers in South America, (B) a project to install a 330” state-of-the-art kraft linerboard machine in our Florence, South Carolina mill with production expected to commence in the first half of calendar 2020 and (C) a coater at our Mahrt mill in Alabama that will be completed in fiscal 2019; our estimation that we will invest approximately $40 million for capital expenditures during fiscal 2018 in connection with matters relating to environmental compliance; our expectation that in fiscal 2018 we will invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our $1.0 billion run rate synergy and performance improvement target, before inflation, to be realized by June 30, 2018, (iv) to build the box plant in Brazil noted above to meet growing demand from our regional customers in South America, (v) to install the machine in our Florence, South Carolina mill noted above, (vi) to invest in the coater at our Mahrt mill noted above and (vii) to generate attractive returns; our estimation that our baseline maintenance and return generating capital expenditures will be approximately $800 to $850 million per year; our expectation that we will utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years; our expectation that we will receive tax benefits in fiscal 2018 and future years from the U.S. manufacturer’s deduction; that foreign and state net operating losses and credits will be used over a longer period of time; our expectation that our cash tax rate will move closer to our income tax rate in fiscal 2018, 2019 and 2020; our expectation that we will contribute approximately $39 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans; our expectation that we will continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our estimation that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $27 million to $42 million annually in fiscal 2019 through 2022; that we do not expect the settlement of certain U.S. qualified defined benefit pension plan obligations through lump sum payments to require us to make additional pension plan contributions; that we anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring and integration activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our belief that there is not a reasonable l ikelihood that there will be a material change in the future estimates or assumptions we use to estimate allowances for doubtful accounts, credits, returns and allowances, and cash discounts; our belief that there is not a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses; that we may be exposed to impairment losses that could be material; our belief that our restructuring estimates are reasonable; that we may enter into various hedging transactions; that we may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt; that we may from time to time use foreign-exchange hedge contracts with terms of generally less than one year to hedge exposures; our belief that our pension assumptions are within accepted industry ranges; our belief that our health insurance, workers’ compensation and pension and other postretirement benefits assumptions are appropriate; our belief that our restructuring actions have allowed us to more effectively manage our business; our belief that our tax positions are appropriate; our belief that the Quebec cap-and-trade program and other similar programs may require future expenditures to meet required GHG emission reduction requirements in future years; the impact of a hypothetical 10% increase on the prices of various commodities, products, raw materials, freight and energy; our expectation that integration activities will continue during fiscal 2018 and that we may face significant challenges integrating the acquired company’s technologies, organizations, procedures, policies and operations, addressing differences in their business cultures and retaining key personnel; our expectation that the integration of closed facilities’ assets and production with other facilities will enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from closed facilities; the expected impact of market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, energy price risk, rates of return, the risk of investments in derivative instruments, and the risk of counterparty nonperformance, and expected factors affecting those risks including our increased exposure to foreign currency as a result of the Combination and the MPS Acquisition; our assumptions and expectations regarding critical accounting policies and estimates; our recording of net deferred tax assets to the extent we believe such assets are more likely than not to be realized; our expectation of the impact of implementation of various accounting standards, including that certain of these standards will not have a material effect on our consolidated financial statements.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties — many of which are beyond our control, dependent on actions of third parties or currently unknown to us — as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the level of demand for our products; our ability to successfully identify and make performance improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof; uncertainties related to planned and unplanned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; increases in energy, raw materials, shipping and capital equipment costs; fluctuations in selling prices and volumes; intense competition; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; changes in law, economic and financial conditions, including interest and exchange rate volatility, commodity and equity prices; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the amount and timing of our cash flows and earnings and other conditions, which may affect our ability to pay our quarterly dividend at the planned level or to repurchase shares at planned levels; our capital allocation plans, as such plans may change including with respect to the timing and size of share repurchases, acquisitions, joint ventures, dispositions and other strategic actions; the impact of announced price increases or decreases and the impact of the gain and loss of customers; compliance with governmental laws and regulations, including those related to the environment; the scope, and timing and outcome of any litigation, claims, or other proceedings or dispute resolutions, including the Antitrust Litigation and the impact of any such litigation, claims or other proceedings or dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; and other factors that are discussed in Item 1A. “Risk Factors”.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

Item 1A.	RISK FACTORS

We are subject to certain risks and events that, if one or more occur, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In evaluating us, our business and a potential investment in our securities, you should consider the following risk factors and the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC. The risks addressed below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial could also adversely impact our business in the future.

We May Fail to Realize the Anticipated Benefits of the Combination

The success of the Combination will depend on, among other things, our ability to combine the RockTenn and MWV businesses in a manner that facilitates growth opportunities, realizes anticipated synergies and achieves the identified projected cost savings and revenue growth trends. In connection with the Combination, we set a $1.0 billion run rate synergy and performance improvement target, before inflation, to be realized by June 30, 2018. At September 30, 2017, we had achieved a run rate of $840 million. We expected, and continue to expect, to (a) benefit from operational synergies resulting from the consolidation of capabilities and the elimination of redundancies, as well as greater efficiencies from increased scale and market integration and (b) realize revenue synergies through an expanded and complementary product offering and increased geographic reach. However, we must successfully combine the RockTenn and MWV businesses in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated cost savings and synergies without adversely affecting current revenues and investments in future growth.

Achieving the anticipated benefits of the Combination is subject to a number of uncertainties, including market conditions, risks related to our businesses and whether we consolidate certain businesses and functions of RockTenn and MWV in an efficient, effective and timely manner. In particular, we may face significant challenges integrating the companies’ technologies, organizations, procedures, policies and operations, addressing differences in their business cultures and retaining key personnel. The integration may also be more difficult, complex, costly and time consuming than we expect, and the integration process and other disruptions resulting from the Combination may disrupt ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, suppliers, customers and others with whom RockTenn and MWV had business or other dealings, or otherwise limit our ability to achieve the anticipated benefits of the Combination.

If we are not able to successfully combine the RockTenn and MWV businesses within the anticipated time frame, or at all, the expected cost savings and synergies and other benefits of the Combination may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses may not perform as expected, management’s time and energy may be diverted, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

We May Experience Pricing Variability

Our businesses have experienced, and are likely to continue experiencing, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Prices for our products are driven by many factors, including general economic conditions, demand for our products and competitive conditions in the industries within which we compete, and we have little influence over the timing and extent of price changes, which may be unpredictable and volatile. If supply exceeds demand, prices for our products could decline, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock could be adversely affected. Further, certain published indices contribute to the setting of selling prices for some of our products. Future changes in how these indices are established or maintained could adversely impact the selling prices for these products.

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

The costs of recovered paper and virgin fiber, the principal externally sourced raw materials for our mills, are subject to pricing variability due to market and industry conditions. Increasing demand for products packaged in 100% recycled paper, greater demand for U.S.-sourced recovered paper by Asian-based paper manufacturers and the shift by manufacturers of virgin paperboard, tissue, newsprint and corrugated packaging to the production of products with some recycled paper content have and may continue to increase demand for recovered paper, which may result in cost increases. Certain published indices contribute to price setting for some of our raw materials. Future changes in how these indices are established or maintained could adversely impact the pricing of these raw materials.

The cost of natural gas, which we use in many of our manufacturing operations, including many of our mills, and other energy costs (including energy generated by burning natural gas, fuel oil, biomass and coal) has at times fluctuated significantly. High energy costs could increase our operating costs and make our products less competitive compared to similar or alternative products offered by competitors.

We distribute our products primarily by truck and rail, although we also distribute some of our products by cargo ship. The reduced availability of trucks, rail cars or cargo ships could negatively impact our ability to distribute our products in a timely manner, and high transportation costs could make our products less competitive compared to similar or alternative products offered by competitors.

Because all of our businesses operate in highly competitive industry segments, we may not be able to recoup past or future increases in the cost of raw materials, energy or transportation through price increases for our products. The failure to obtain raw materials, energy or transportation services at reasonable market prices (or the failure to pass on price increases to our customers) or a reduction in the availability of raw materials, energy or transportation services due to increased demand, significant changes in climate or weather conditions, or other factors could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Face Intense Competition

We compete in industries that are highly competitive, and no single company dominates an industry. Our competitors include large and small, vertically integrated companies and numerous smaller non-integrated companies. We generally compete with companies operating in North America, although we have operations spanning North America, South America, Europe, Asia and Australia. Competition from domestic or non-U.S. lower cost or more innovative manufacturers could adversely impact our sales volumes and pricing, as could other actions taken by our competitors, including reducing the prices of their products, improving the quality of their products or enhancing their marketing or sales activities. In addition, changes within these industries, including the consolidation of our competitors and our customers, have occurred and may continue to occur, which may adversely affect our competitiveness. To the extent our competitors are more successful than we are with respect to any key competitive factor, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

Our products also compete, to some extent, with various other packaging materials, including products made of paper, plastics, wood and various types of metal. Customer shifts away from paperboard and containerboard packaging to packaging made from other materials could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments and Completing Divestitures

We have completed a number of mergers, acquisitions, investments and divestitures in recent years, including the Combination, our investment in Grupo Gondi, the Separation, the HH&B Sale and the MPS Acquisition, and we may acquire, invest in or sell, or enter into joint ventures with additional companies. We may not be able to identify suitable targets or purchasers or successfully complete suitable transactions in the future and completed transactions may not be successful. These transactions create risks, including, but not limited to, risks associated with:

•	disrupting our ongoing business, including distracting management from our existing businesses;

•	integrating acquired businesses and personnel into our business;

•	working with partners or other ownership structures with shared decision-making authority;

•
obtaining and verifying relevant information regarding a business prior to the consummation of the transaction, including the identification and assessment of liabilities, claims or other circumstances that could result in litigation or regulatory risk exposure;

•	obtaining required regulatory approvals and/or financing on favorable terms;

•	retaining key employees, contractual relationships or customers;

•	the potential impairment of tangible and intangible assets and goodwill;

•	the additional operating losses and expenses of businesses we acquire or in which we invest;

•	implementing controls, procedures and policies appropriate for a larger public company at companies we acquire;

•	the dilution of interests of holders of our Common Stock through the issuance of equity securities; and

•	integrating operations across different cultures and languages, and the economic, political and regulatory risks associated with specific countries.

Further, the benefits we expect to achieve as a result of these transactions depend, in part, on our ability to realize anticipated growth opportunities, cost savings and synergies. Our success in realizing these opportunities and synergies and the timing of realizing them depend on the successful integration of the acquired businesses and operations with our business and operations. Even if we are able to integrate these businesses and operations successfully, we may not realize the full benefits of the growth opportunities and synergies we expected within the anticipated timeframe, or at all. Accordingly, the benefits from these acquisitions may be offset by unanticipated costs or delays in integrating the acquired companies.

Mergers, acquisitions and investments may not be successful and may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Be Adversely Affected by U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change

Our businesses may be affected by a number of factors that are beyond our control, such as general economic and business conditions; changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar and the impact of a stronger U.S. dollar; financial uncertainties in our major international markets, including uncertainties surrounding the United Kingdom’s impending withdrawal from the European Union, commonly referred to as “Brexit”; social and political change impacting matters such as environmental regulations and trade policies; sluggish or uneven recovery, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which we operate; or other factors, each of which may adversely impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to address their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates that may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy, including locations such as Europe, Brazil, Mexico, India and China, could adversely affect the demand for our products, our revenues and our manufacturing costs. We are not able to predict with certainty economic and financial market conditions, and social and political change, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected by adverse market conditions and social and political change.

Our Joint Ventures May Limit Our Flexibility with Respect to These Jointly Owned Investments

We have invested in joint ventures when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. Our participation in joint ventures is subject to risks, including, but not limited to, risks associated with:

•	shared decision-making, which could require us to expend additional resources to resolve impasses or potential disputes;

•	maintaining good relationships with our partners, which could limit our future growth potential;

•	conflict of interest issues if our partners have competing interests;

•	investment or operational goals that conflict with our partners’ goals, including the timing, terms and strategies for investments or future growth opportunities;

•
our partners’ ability to fund their share of required capital contributions or to otherwise fulfill their obligations as partners, which may require us to infuse our own capital into these ventures on behalf of the related partner despite other competing uses for capital; and

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

We are Exposed to Risks Related to International Sales and Operations

We predominately operate in U.S. markets, but derived 17.6% of our net sales in fiscal 2017 from outside the U.S. through international operations or exports to foreign customers, some of which were transacted in U.S. dollars. We are exposed to risks of operating in many countries, including, but not limited to, risks associated with:

•	the difficulties with and costs of complying with a wide variety of complex laws, treaties and regulations;

•
unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	repatriating cash from foreign countries to the U.S.;

•	political and economic instability;

•	import and export restrictions and other trade barriers;

•	maintaining overseas subsidiaries and managing international operations;

•	obtaining approval for significant transactions;

•	government limitations on foreign ownership;

•	government takeovers or nationalizations of business;

•	government mandated price controls;

•	fluctuations in foreign currency exchange rates; and

•	transfer pricing.

Any one or more of these risks could adversely affect our international operations and our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

The Future Success of our International Operations Could be Adversely Affected by Violations or Alleged Violations of the Anti-Bribery Laws

The FCPA and local anti-bribery laws, including those in Brazil, Mexico and India (where we maintain operations directly or through a joint venture), prohibit companies and their intermediaries from making improper payments to government officials for the purpose of influencing official decisions. Our policies mandate compliance with anti-bribery laws, including the FCPA. Our internal control policies and procedures, or those of our vendors, may not adequately protect us from reckless or criminal acts committed or alleged to have been committed by our employees, agents or vendors. Any such allegations could lead to civil or criminal monetary and non-monetary penalties and/or could damage our reputation. Violations of these laws, or allegations of such violations, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend on Certain Large Customers

Our corrugated packaging segment and consumer packaging segment each have large customers, the loss of which could adversely affect the segment’s sales and, depending on the significance of the loss, our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In particular, because our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business. The loss of business from our larger customers, or the renewal of business on less favorable terms, may adversely impact our financial results.

We May Fail to Anticipate Trends That Would Enable Us to Offer Products That Respond to Changing Customer Preferences

Our success depends, in part, on our ability to offer differentiated solutions, and we must continually develop and introduce new products and services in a timely manner to keep pace with technological and regulatory developments and achieve customer acceptance. The services and products we offer customers may not meet their needs as their business models evolve, or our customers may decide to decrease or use alternative materials for their product packaging or forego the packaging of certain products entirely. Regulatory developments can also significantly alter the market for our solutions. For example, a move to electronic distribution of disclaimers and other paperless regimes could negatively impact our healthcare inserts and labels businesses. Our success depends, in part, on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. Our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences.

We May Produce Faulty or Contaminated Products Due to Failures in Quality Control Measures and Systems

We maintain quality control measures and systems to ensure the safety and quality of our products. The consequences of a product not meeting these standards could be severe. These consequences may include adverse effects on consumer health, litigation exposure, loss of market share and adverse financial impacts. If our products fail to meet our standards, we may be required to incur substantial costs in taking appropriate corrective action (up to and including recalling products from end consumers) and to reimburse customers and/or end consumers for losses that they suffer as a result of this failure. Customers and end consumers may seek to recover these losses through litigation and, under applicable legal rules, may succeed in any such claim despite there being no negligence or other fault on our part. Placing an unsafe product on the market, failing to notify the regulatory authorities of a safety issue, failing to take appropriate corrective action and failing to meet other regulatory requirements relating to product safety could lead to regulatory investigation, enforcement action and/or prosecution. Any product quality or safety issue may also result in adverse publicity, which may damage our reputation. Any of these results could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

In certain contracts, we provide guarantees that our products are produced in accordance with customer specifications regarding the proper functioning of our products and the conformity of a product to the specific use defined by the customer. In addition, if the product contained in packaging manufactured by us is faulty or contaminated, the manufacturer of the product may allege that the packaging we provided caused the fault or contamination, even if the packaging complies with contractual specifications. If certain of our packaging fails to open properly or to preserve the integrity of its contents, we could face liability to our customers and to third parties for bodily injury or other tangible or intangible damages suffered as a result. Such liability, if it were to be established in relation to a sufficient volume of claims or to claims for sufficiently large amounts, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Business Disruptions

The operations at our manufacturing facilities may be interrupted or impaired by various operating risks, including, but not limited to, risks associated with:

•	catastrophic events, such as fires, floods, explosions, natural disasters, severe weather, including hurricanes, or other similar occurrences;

•	interruptions in the delivery of raw materials or other manufacturing inputs;

•	adverse government regulations;

•	equipment breakdowns or failures;

•	unscheduled maintenance;

•	information system failures;

•	violations of our permit requirements or revocation of permits;

•	releases of pollutants and hazardous substances to air, soil, surface water or ground water;

•	shortages of equipment or spare parts; and

•	labor disputes.

For example, in fiscal 2017, operations at a number of our facilities were interrupted by several hurricanes. We lost mill production at certain of these facilities and incurred damages, supply chain disruptions and increased input costs associated with these hurricanes.

The occurrence of any of the events noted above may impair our production capabilities and adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Interest Rate Increases Could Impact Our Financial Condition

We maintain levels of fixed and floating rate debt that we consider prudent based on our cash flows (and other financial metrics) and our business outlook, and these levels may vary over time. Our floating rate debt exposes us to changes in interest rates. We utilize fixed rate debt and, from time to time, derivative financial instruments to manage our exposure to interest rate risks. However, our financial risk management may not be successful in reducing the risks inherent in exposures to interest rate fluctuations, which could adversely affect our financial condition and the trading price of our Common Stock.

Downgrades in our Credit Ratings Could Increase our Borrowing Costs

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

We are Subject to Extensive and Costly Safety and Environmental Laws and Regulations

We are subject to various federal, state, local and foreign safety and environmental laws and regulations, including those regulating the discharge, storage, handling and disposal of a variety of substances, the chemicals used in our operations, air emissions and water discharges from our facilities, the cleanup of contaminated soil and groundwater, the environmental impacts of our finished products and the health and safety of our employees.

We regularly make capital expenditures to maintain compliance with applicable safety and environmental laws and regulations; however, these laws and regulations are becoming increasingly stringent. Consequently, our compliance costs could increase materially, which could materially adversely affect our competitive position. In addition, we cannot currently assess the impact of future changes in governmental regulations or governments’ enforcement practices will have on our operations or capital expenditure requirements. For example, our manufacturing operations consume significant amounts of energy, and we may in the future incur additional or increased capital and operating costs from changes due to increased climate-related and other environmental regulations.

In addition to environmental regulations, we are responsible for conducting environmental investigation and cleanup activities at current and formerly owned sites. We also have been identified as a PRP at various third-party disposal sites. Any liability or damages we may incur in connection with these or other sites at which we may be identified in the future as a PRP or in connection with safety or environmental requirements, including capital investments or business disruptions associated with regulatory compliance, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated

We regularly make capital expenditures. Many of our projects are complex, costly and/or implemented over an extended period of time. Consequently, our capital expenditures could be higher than we anticipated, we may experience unanticipated business disruptions and/or we may not achieve the desired benefits from these projects, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. In addition, disputes between us and contractors who are involved with implementing projects could lead to time-consuming and costly litigation.

We May Incur Additional Restructuring Costs and May Not Realize Expected Benefits from Restructuring

We have previously restructured portions of our operations, and we may engage in future restructuring initiatives. Because we are not able to predict with certainty market conditions, including changes in the supply and demand for our products, the loss of large customers, the selling prices for our products, or the cost of manufacturing our products, we also may not be able to predict with certainty the appropriate time to undertake restructurings. The cash and non-cash costs associated with these activities will vary depending upon the type of facility impacted, with the non-cash cost of a mill closure generally being more significant than that of a converting facility due to the higher level of investment. These activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost and operations benefits.

We May Be Adversely Impacted By Work Stoppages and Other Labor Relations Matters

A significant number of our union employees are governed by CBAs. Expired contracts are in the process of renegotiation, and others expire within one year. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties or renegotiate them on favorable terms. We have experienced work stoppages in the past and we may experience work stoppages in the future. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when it expires, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

In addition, our businesses rely on certain vendors, suppliers and other third parties that have union employees. Strikes or work stoppages at these vendors, suppliers and other third parties could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Increased Employee Benefit Costs and Certain of Our Pension Plans Will Likely Require Additional Cash Contributions

Employee healthcare costs continue to rise. Our pension plan contribution and health care benefits costs depend on multiple factors resulting from actual plan experience and assumptions of future experience. While the Plan is over funded, we expect to make future contributions primarily to our non-U.S. pension plans in the coming years in order to ensure that our funding levels remain adequate and meet regulatory requirements. The actual required amounts and timing of future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding. Our pension plan assets are primarily made up of fixed income, equity and alternative investments. Fluctuations in the market performance of these assets and changes in interest rates may result in increased or decreased pension plan costs in future periods. Changes in assumptions regarding expected long-term rate of return on plan assets, our discount rate, expected compensation levels or mortality could also increase or decrease pension costs. These changes, along with turmoil in financial and capital markets, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate

We participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the declining funded status of an MEPP and legal requirements, such as those of the Pension Act, which require substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of companies withdrawing from the plan to pay their withdrawal liability, low interest rates, changes in actuarial assumptions and/or lower than expected returns on pension fund assets.

We believe that certain of the MEPPs in which we participate, including PIUMPF, have material unfunded vested benefits. In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. We are considering withdrawing from one or more MEPPs. It is reasonably possible that we may incur significant withdrawal liabilities with respect to certain MEPPs in connection with such withdrawal(s). Our withdrawal liability for any particular MEPP would depend on the nature and timing of any triggering event and the extent of that MEPP’s funding of vested benefits. In addition, we may be obligated to pay a share of a particular MEPP’s accumulated funding deficiency as determined under the Pension Act. Due to the absence of specific information regarding the applicable funded status and other relevant information for each MEPP, we are unable to determine with certainty the exact amount of any withdrawal liability. However, based on available information, including the MEPP’s latest available actuarial valuation reports and annual funding notices, we believe our withdrawal liability would be approximately $140 million to $200 million if we were to withdraw from all of the MEPPs in which we participate prior to the end of calendar 2017. The foregoing estimate assumes payment of the liabilities over 20 years discounted at 5% and excludes the potential impact of future mass withdrawals.

The impact of increased contributions, future funding obligations or future withdrawal liabilities may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock. See “Note 15. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements for additional information.

We are Subject to Cyber-Security Risks, Including Related to Customer, Employee, Vendor or Other Company Data and Including in Connection with Integration of Acquired Businesses and Operations

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain of our segments that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We have contingency plans in place to prevent or mitigate the impact of these events, however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We Depend On Our Ability to Develop and Successfully Introduce New Products and/or to Acquire and Retain Intellectual Property Rights

Our ability to develop and successfully market new products and to develop, acquire and/or retain necessary intellectual property rights is important to our continued success and competitive position. If we are unable to develop and successfully introduce new products, protect our existing intellectual property rights, or develop new rights or if others develop similar or improved technologies, our results of operations, cash flows and financial condition, and the trading price of our Common Stock, could be adversely affected.

We are Subject to Risks Associated with Monetizing our Land and Development Asset Portfolio

Our land and development segment has historically engaged in value-added real estate development activities in the Charleston, SC region, including obtaining entitlements and establishing joint ventures and other development-related arrangements. In fiscal 2016, we commenced an accelerated monetization strategy of our land and development asset portfolio that we expect to complete in fiscal 2018. Our ability to execute our plans may be affected by general economic conditions, including credit markets and interest rates, local real estate market conditions, including competition from sellers of land and real estate developers, and the impact of federal, state and local laws and regulations affecting land use, land use entitlements, land protection and zoning, among other factors. Any failure to execute our plans could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

We are Subject to Risks Associated with the Relocation of Our Principal Offices

We are in the process of relocating our principal offices from Norcross, GA to Sandy Springs, GA and we expect to complete the relocation in the first half of fiscal 2018.  We may not complete the relocation during the expected timeframe and we may not effectively transition our workforce to the new location, in which case we could experience business disruption due to a loss of historical knowledge and a lack of business continuity. In addition, we may not realize the expected benefits of the relocation as a result of business disruption or other factors.

We May Fail to Attract, Motivate, Train and Retain Qualified Personnel, Including Key Personnel

Our ability to maintain or expand our business depends on our ability to attract, motivate, train and retain employees with the skills necessary to understand and adapt to the continuously developing needs of our customers. The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. Changing demographics and labor work force trends also may result in a loss of knowledge and skills as experienced workers retire. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

In addition, we rely on key executive and management personnel to manage our business efficiently and effectively.  As our business has grown in size and geographic scope, we have relied on these individuals to manage increasingly complex projects, teams and operations, and to allocate resources to match the size and geographic scope of our business. The loss of any of our key personnel could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock may be adversely impacted.

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

Even if the Separation otherwise qualifies as a tax-free transaction to those of our stockholders who received Ingevity stock at the time of the Separation, the distribution could be taxable to us in certain circumstances if future significant acquisitions of our stock or the stock of Ingevity are determined to be part of a plan or series of related transactions that included the Separation. In this event, the resulting tax liability would be substantial. In connection with the Separation, we entered into a tax matters agreement with Ingevity, pursuant to which Ingevity agreed (a) to not engage in certain transactions that could cause the Separation to be taxable to us and (b) to indemnify us for any tax liabilities resulting from such transactions. The indemnity from Ingevity may not be sufficient to protect us against the full amount of such liabilities. Any tax liabilities resulting from the Separation or related transactions could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

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

We operate locations in North America, including the majority of U.S. states, South America, Europe, Asia and Australia. We lease our principal offices in Norcross, GA. We have announced our intention to relocate our principal offices to leased space located in Sandy Springs, GA and expect to complete the relocation in the first half of fiscal 2018. See Item 1A. “Risk Factors - We are Subject to Risks Associated with the Relocation of Our Principal Offices”.

We believe that our existing production capacity is adequate to serve existing demand for our products and consider our plants and equipment to be in good condition.

Our corporate and operating facilities as of September 30, 2017 are summarized below:

	Number of Facilities
Segment	Owned	Leased	Total
Corrugated Packaging	97	48	145
Consumer Packaging	86	58	144
Land and Development	2	1	3
Corporate and significant regional offices	—	10	10
Total	185	117	302

The tables that follow show our annual production capacity by mill at September 30, 2017 in thousands of tons. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. We own all of our mills. Our fiber sourcing for our mills is approximately 65% virgin and 35% recycled.
Corrugated Packaging Mills

Location of Mill	Linerboard	Medium	White Top Linerboard	Kraft Paper/Bag	Market Pulp	Bleached Paperboard	Total Capacity
Fernandina Beach, FL	930						930
West Point, VA		185	735				920
Stevenson, AL		885					885
Solvay, NY	548	272					820
Hodge, LA	800						800
Florence, SC	683						683
Panama City, FL	353				292		645
Seminole, FL	402	198					600
Dublin, GA	130	130		325			585
Hopewell, VA	527						527
Tres Barras, Brazil	345	175					520
Tacoma, WA	90		275	60	60		485
La Tuque, QC			345			131	476
St. Paul, MN		200					200
Morai, India	155	25					180
Total Corrugated Packaging Mill Capacity	4,963	2,070	1,355	385	352	131	9,256

Consumer Packaging Mills

Location of Mill	Bleached Paperboard	Coated Natural Kraft	Coated Recycled Paperboard	Specialty Recycled Paperboard	Market Pulp	Total Capacity
Mahrt, AL		1,066				1,066
Covington, VA	950					950
Evadale, TX	630				70	700
Demopolis, AL	360				110	470
St. Paul, MN			170			170
Battle Creek, MI			160			160
Chattanooga, TN				140		140
Dallas, TX			127			127
Sheldon Springs, VT (Missisquoi Mill)			111			111
Lynchburg, VA				103		103
Stroudsburg, PA			80			80
Eaton, IN				64		64
Aurora, IL				32		32
Total Consumer Packaging Mill Capacity	1,940	1,066	648	339	180	4,173

The production at our Lynchburg, VA mill is gypsum paperboard liner and the paper machine is owned by our Seven Hills joint venture.

At September 30, 2017, we owned approximately 27,000 acres of development landholdings primarily in the Charleston, SC region and approximately 135,000 acres of forestlands in Brazil.

Item 3.	LEGAL PROCEEDINGS

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II: FINANCIAL INFORMATION

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the NYSE under the symbol “WRK”. As of October 27, 2017, there were approximately 6,705 stockholders of record of our Common Stock. The number of stockholders of record includes one single stockholder, Cede & Co., for all of the shares of our Common Stock held by our stockholders in individual brokerage accounts maintained at banks, brokers and institutions.

Price Range of Common Stock and Dividends

	Fiscal 2017			Fiscal 2016
	Market Price			Market Price
	High	Low	Dividend	High	Low	Dividend
First Quarter	$53.56	$43.79	$0.40	$57.85	$42.75	$0.375
Second Quarter	$56.12	$50.53	$0.40	$45.71	$29.73	$0.375
Third Quarter	$58.62	$49.23	$0.40	$44.49	$35.52	$0.375
Fourth Quarter	$60.36	$54.05	$0.40	$49.18	$36.33	$0.375

The range of prices in the table above is impacted by the Separation subsequent to May 15, 2016. On that date, Ingevity became an independent public company trading under the symbol “NGVT” on the NYSE. Under the terms of the Separation, WestRock stockholders received one share of Ingevity common stock for every six shares of Common Stock held as of the close of business on May 4, 2016.

In October 2017, our board of directors declared a quarterly dividend of $0.43 per share, representing a 7.5% increase from the prior $0.40 per share quarterly dividend and an annual dividend of $1.72 per share. During fiscal 2017, we paid quarterly dividends of $0.40 per share for an annual dividend of $1.60 per share, representing a 6.7% increase from the prior year. During fiscal 2016, we paid quarterly dividends of $0.375 per share for an annual dividend of $1.50 per share. See Item 6. “Selected Financial Data” for additional information.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K and “Note 16. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Stock Repurchase Plan

See “Note 16. Stockholders’ Equity” of the Notes to Consolidated Financial Statements for additional information.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended September 30, 2017, 2016 and 2015 and the consolidated balance sheet data as of September 30, 2017 and 2016 from the Consolidated Financial Statements included herein. We derived the consolidated statements of operations and consolidated statements of cash flows data for the year ended September 30, 2014 and the consolidated balance sheet data as of September 30, 2015 from audited WestRock Company consolidated financial statements not included in this report. We derived the consolidated statements of operations and consolidated statements of cash flows data for the year ended September 30, 2013 and the consolidated balance sheet data as of September 30, 2014 and 2013, from audited Rock-Tenn Company consolidated financial statements not included in this report. The table that follows is consistent with those presentations with the exception of diluted earnings per share attributable to common stockholders, diluted weighted average shares outstanding, dividends per common share and book value per common share that have been adjusted retroactively due to RockTenn’s August 2014 two-for-one stock split.

The Combination was the primary reason for the changes in the selected financial data in fiscal 2016 and 2015 as compared to prior years due to the size and timing of the transaction. The selected financial data has been updated to reflect the Separation. Our results of operations shown below may not be indicative of future results.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Net sales	$14,859.7	$14,171.8	$11,124.8	$9,895.1	$9,545.4
Pension risk transfer expense (1)	$—	$370.7	$—	$—	$—
Pension lump sum settlement and retiree medical curtailment, net (2)	$32.6	$—	$11.5	$47.9	$—
Land and Development impairment (3)	$46.7	$—	$—	$—	$—
Restructuring and other costs, net	$196.7	$366.4	$140.8	$55.6	$78.0
Gain on sale of HH&B (4)	$192.8	$—	$—	$—	$—
Income from continuing operations (5)	$698.6	$154.8	$501.2	$483.8	$732.5
(Loss) income from discontinued operations (net of tax) (6)	$—	$(544.7)	$10.6	$—	$—
Net income (loss) attributable to common stockholders	$708.2	$(396.3)	$507.1	$479.7	$727.3
Diluted earnings per share from continuing operations	$2.77	$0.59	$2.87	$3.29	$4.98
Diluted (loss) earnings per share from discontinued operations	$—	$(2.13)	$0.06	$—	$—
Diluted earnings (loss) per share attributable to common stockholders	$2.77	$(1.54)	$2.93	$3.29	$4.98
Diluted weighted average shares outstanding	255.7	257.9	173.3	146.0	146.1
Dividends paid per common share	$1.60	$1.50	$1.20	$0.70	$0.525
Book value per common share	$40.64	$38.75	$45.34	$30.76	$29.94
Total assets	$25,089.0	$23,038.2	$25,372.4	$11,039.7	$10,733.4
Current portion of debt	$608.7	$292.9	$63.7	$132.6	$2.9
Long-term debt due after one year	$5,946.1	$5,496.3	$5,558.2	$2,852.1	$2,841.9
Total debt	$6,554.8	$5,789.2	$5,621.9	$2,984.7	$2,844.8
Total stockholders’ equity	$10,342.5	$9,728.8	$11,651.8	$4,306.8	$4,312.3
Net cash provided by operating activities	$1,900.5	$1,688.4	$1,203.6	$1,151.8	$1,032.5
Capital expenditures	$778.6	$796.7	$585.5	$534.2	$440.4
Cash paid (received) for purchase of businesses, net of cash acquired	$1,588.5	$376.4	$(3.7)	$474.4	$6.3
Cash received in merger	$—	$—	$265.7	$—	$—
Purchases of common stock	$93.0	$335.3	$336.7	$236.3	$—
Purchases of commons stock - merger related	$—	$—	$667.8	$—	$—
Cash dividends paid to stockholders	$403.2	$380.7	$214.5	$101.1	$75.3

(1)
In fiscal 2016, we used plan assets to settle $2.5 billion of pension obligations of the Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result, we recorded a non-cash charge of $370.7 million pre-tax. See “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

(2)
In fiscal 2017, lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $32.6 million non-cash charge to our earnings. In fiscal 2015, payments were made to former employees to partially settle obligations of one of our qualified defined benefit pension plans and we recorded a non-cash pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge. In fiscal 2014, we completed the first phase of our previously announced lump sum pension settlement to certain eligible former employees and recorded a pre-tax charge of $47.9 million. See “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

(3)
Due to the accelerated monetization strategy in our Land and Development segment, we recorded a pre-tax non-cash real estate impairment of $46.7 million, or $39.7 million net of $7.0 million of noncontrolling interest, in fiscal 2017. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value.

(4)
On April 6, 2017, we completed the HH&B Sale. In fiscal 2017, we recorded a pre-tax gain on sale of HH&B of $192.8 million. See “Note 8. Assets Held For Sale” of the Notes to Consolidated Financial Statements for additional information.

(5)
Income from continuing operations was impacted by the HH&B Sale, restructuring and other costs, net, the Land and Development impairment, the pension lump sum settlements and pension risk transfer as identified in the table above for the respective years. In addition, income from continuing operations in fiscal 2017 was reduced by $26.5 million pre-tax for the expensing of inventory stepped-up in purchase accounting, primarily related to the MPS Acquisition, and fiscal 2015 was reduced by $64.7 million pre-tax for the expensing of inventory stepped-up in purchase accounting, primarily related to the Combination. Income from continuing operations in fiscal 2015, 2014 and 2013 was increased as a result of a reduction of cost of goods sold of $6.7 million, $32.3 million and $12.2 million pre-tax, respectively, due to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition. Income from continuing operations in fiscal 2013 was increased by the reversal of $254.1 million of tax reserves related to AFMC acquired in the Smurfit-Stone Acquisition that were partially offset by a resulting increase in a state tax valuation allowance of $1.2 million.

(6)
Loss from discontinued operations, net of tax in fiscal 2016 included a $478.3 million pre-tax goodwill impairment charge and $101.1 million pre-tax customer list impairment charge associated with our former Specialty Chemicals operations. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. Income from discontinued operations, net of tax in fiscal 2015 was reduced by $8.2 million pre-tax for the expensing of inventory stepped-up in purchase accounting, net of related LIFO impact.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

Organization

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses and RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination; therefore, the historical consolidated financial statements of RockTenn for periods prior to the Combination are considered to be the historical financial statements of WestRock and thus WestRock’s consolidated financial statements for fiscal 2015 reflect RockTenn’s consolidated financial statements for periods from October 1, 2014 through June 30, 2015, and WestRock’s thereafter. We believe the Combination combined two industry leaders to create a leading global provider of consumer and corrugated packaging solutions. See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

On May 15, 2016, WestRock completed the Separation, pursuant to which we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

On April 6, 2017, we completed the HH&B Sale. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017. We used the proceeds from the HH&B Sale in connection with the of MPS Acquisition. See “Note 8. Assets Held For Sale” of the Notes to Consolidated Financial Statements for additional information.

On June 6, 2017, we completed the MPS Acquisition. MPS is reported in our Consumer Packaging segment. See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information.

Presentation

We report our financial results of operations in three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing (prior to the HH&B Sale), and partition operations; and Land and Development, which sells real estate, primarily in the Charleston, SC region. In fiscal 2016, we reclassified prior period segment results to align to these segments for all periods presented. Following the Combination and until the completion of the Separation, our financial results of operations had a fourth reportable segment, Specialty Chemicals.

Business

We completed a number of acquisitions in fiscal 2017 that expanded our product and geographic scope (notably the MPS Acquisition) or allowed us to increase our integration levels (primarily in the case of the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition and the Star Pizza Acquisition), and we expect to continue to evaluate similar potential acquisitions in fiscal 2018.

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Net sales	$14,859.7	$14,171.8	$11,124.8
Segment income	$1,193.5	$1,226.2	$1,070.3

In fiscal 2017, we continued to pursue our strategy of offering differentiated paper and packaging solutions that help our customers win. We successfully executed this strategy in fiscal 2017 in a rapidly changing cost and price environment. Net sales of $14,859.7 million in fiscal 2017 increased $687.9 million, or 4.9%, compared to fiscal 2016. The increase was primarily a result of an increase in Corrugated Packaging segment net sales, including the partial period impact of the U.S. Corrugated Acquisition and the Island Container Acquisition, an increase in Land and Development segment net sales due to the accelerated monetization strategy and a net increase in the Consumer Packaging segment net sales associated with the MPS Acquisition and the Hannapak Acquisition, partially offset by factors that included the absence of full year net sales from HH&B due to the sale of HH&B. Segment income decreased $32.7 million in fiscal 2017 compared to fiscal 2016, primarily due to the decrease in segment income in the Consumer Packaging segment, including the $10.2 million negative impact of the HH&B Sale and the expensing of $25.1 million acquisition inventory stepped-up in purchase accounting, net of related LIFO primarily related to the MPS Acquisition, partially offset by increased segment income in the Corrugated Packaging and Land and Development segments.

Our Corrugated Packaging segment increased its net sales by $539.8 million in fiscal 2017 from $7,868.5 million in fiscal 2016 to $8,408.3 million in fiscal 2017 primarily due to higher corrugated selling price/mix, higher net sales of our recycling operations, primarily due to higher recycled fiber prices, higher corrugated volumes, and favorable foreign currency impacts. The segment benefited from strong supply and demand fundamentals in fiscal 2017. North American box shipments increased 4.1% on a per day basis in fiscal 2017 compared to fiscal 2016. Segment income attributable to the Corrugated Packaging segment in fiscal 2017 increased $14.0 million to $753.9 million compared to segment income of $739.9 million in fiscal 2016. The increase was primarily due to favorable selling price/mix, synergy and productivity improvements, and volumes exceeding the impact of higher inflation and the impact of several hurricanes and legal charges.

Our Consumer Packaging segment increased its net sales by $64.4 million in fiscal 2017 from $6,388.1 million in fiscal 2016 to $6,452.5 million in fiscal 2017, primarily as a result of net sales from the MPS Acquisition, the full year impact of the Packaging Acquisition and the Hannapak Acquisition, which were largely offset by lower volumes excluding acquisitions, a decrease in net sales related to the HH&B Sale and unfavorable selling price/mix. Segment income attributable to the Consumer Packaging segment in fiscal 2017 decreased $55.9 million compared to fiscal 2016, primarily as synergy and productivity improvements were more than offset by cost inflation, the impact of lower volumes, the impact from the HH&B Sale as compared to the full year in fiscal 2016, the impact of the expensing inventory stepped-up in purchase accounting primarily related to the MPS Acquisition, and the impact of several hurricanes.

Our Land and Development segment increased its net sales by $124.0 million in fiscal 2017 from $119.8 million in fiscal 2016 to $243.8 million in fiscal 2017, primarily due to the execution of the accelerated monetization strategy. We expect to complete the monetization of our portfolio by the end of fiscal 2018. Segment income attributable to the Land and Development segment was $13.8 million in fiscal 2017 compared to $4.6 million in fiscal 2016.

We generated $1,900.5 million of net cash provided by operating activities in fiscal 2017, compared to $1,688.4 million in fiscal 2016, and remained committed to our disciplined capital allocation strategy during fiscal 2017 by investing $778.6 million in capital expenditures while returning $93.0 million to our stockholders in share repurchases and $403.2 million in dividends. We believe our strong balance sheet and cash flow provide us the flexibility to continue to invest to sustain and improve our operating performance. In fiscal 2018, we expect capital expenditures to be approximately $1.0 billion, of which approximately $0.2 billion will be deployed in connection with planned investments in a new corrugated box plant in the Brazilian state of Sao Paulo, in a project to install a 330” state-of-the-art kraft linerboard machine in our Florence, South Carolina mill and in a coater at our Mahrt mill in Alabama. Excluding these three projects, we expect that approximately 50% of our capital expenditures in fiscal 2018 will be for maintenance and replacement projects and approximately 50% will be for return-generating projects.  See “Liquidity and Capital Resources” for more information.

A detailed review of our fiscal 2017 performance appears below under “Results of Operations (Consolidated)”.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three years ended September 30, 2017:

	Year Ended September 30,
	2017	2016	2015
	(In millions, except per share data)
Net sales	$14,859.7	$14,171.8	$11,124.8
Cost of goods sold	12,119.5	11,413.2	8,986.5
Gross profit	2,740.2	2,758.6	2,138.3
Selling, general and administrative, excluding intangible amortization	1,399.6	1,379.4	1,014.6
Selling, general and administrative intangible amortization	229.6	211.8	118.9
Pension risk transfer expense	—	370.7	—
Pension lump sum settlement and retiree medical curtailment, net	32.6	—	11.5
Land and Development impairment	46.7	—	—
Restructuring and other costs, net	196.7	366.4	140.8
Operating profit	835.0	430.3	852.5
Interest expense	(277.7)	(256.7)	(132.5)
Gain (loss) on extinguishment of debt	1.8	2.7	(2.6)
Interest income and other income (expense), net	66.7	58.6	9.7
Equity in income of unconsolidated entities	39.0	9.7	7.1
Gain on sale of HH&B	192.8	—	—
Income from continuing operations before income taxes	857.6	244.6	734.2
Income tax expense	(159.0)	(89.8)	(233.0)
Income from continuing operations	698.6	154.8	501.2
(Loss) income from discontinued operations (net of income tax benefit (expense) of $0, $32.3 and $(17.5))	—	(544.7)	10.6
Consolidated net income (loss)	698.6	(389.9)	511.8
Less: Net loss (income) attributable to noncontrolling interests	9.6	(6.4)	(4.7)
Net income (loss) attributable to common stockholders	$708.2	$(396.3)	$507.1

Non-GAAP Measures

We report our financial results in accordance with GAAP. However, we have included financial measures that were not prepared in accordance with GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures of other companies.

We use the non-GAAP financial measures “Adjusted Income from Continuing Operations” and “Adjusted Earnings from Continuing Operations Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs, net, and other specific items that management believes are not indicative of ongoing operating results. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Income from Continuing Operations and Adjusted Earnings from Continuing Operations Per Diluted Share are Income from continuing operations and Earnings from continuing operations per diluted share, respectively. The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income from continuing operations before income taxes”, “Income tax expense” and “Income from continuing operations”, respectively, as reported on the Consolidated Statements of Operations.

Diluted earnings per share from continuing operations were $2.77 in fiscal 2017 compared to $0.59 in fiscal 2016 and $2.87 in fiscal 2015. Adjusted Earnings from Continuing Operations Per Diluted Share were $2.62, $2.52 and $3.76 in fiscal 2017, 2016 and 2015, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings from Continuing Operations Per Diluted Share to Earnings from continuing operations per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Years Ended September 30,
	2017	2016	2015

Earnings from continuing operations per diluted share	$2.77	$0.59	$2.87
Gain on sale of HH&B	(0.76)	—	—
HH&B - impact of held for sale accounting	(0.03)	—	—
Restructuring and other items	0.52	0.97	0.57
Pension lump sum settlement and retiree medical curtailment, net	0.08	—	0.04
Inventory stepped-up in purchase accounting, net of LIFO	0.08	0.02	0.25
Land and Development operating results including impairment	0.06	(0.01)	0.01
Losses at closed plants and transition costs	0.05	0.07	0.01
Gain on sale or deconsolidation of subsidiaries	(0.01)	—	—
Federal, state and foreign tax items	(0.16)	—	—
(Gain) loss on extinguishment of debt	—	(0.01)	0.01
Other	0.02	0.01	—
Non-cash pension risk transfer expense	—	0.89	—
Gain on investment in Grupo Gondi	—	(0.01)	—
Adjusted Earnings from Continuing Operations Per Diluted Share	$2.62	$2.52	$3.76

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income from continuing operations before income taxes”, “Income tax expense” and “Income from continuing operations”, respectively, as reported on the Consolidated Statements of Operations. Set forth below are reconciliations of Adjusted Income from Continuing Operations to the most directly comparable GAAP measure, Income from continuing operations, for the periods indicated (in millions):

	Year Ended September 30, 2017
	Pre-Tax	Tax	Net of Tax

GAAP Results, from continuing operations	$857.6	$(159.0)	$698.6
Gain on sale of HH&B (1)	(192.8)	—	(192.8)
HH&B - impact of held for sale accounting	(10.1)	2.3	(7.8)
Restructuring and other items	196.7	(62.8)	133.9
Pension lump sum settlement	32.6	(12.6)	20.0
Inventory stepped-up in purchase accounting, net of LIFO	26.5	(7.0)	19.5
Land and Development operating results including impairment	26.7	(10.6)	16.1
Losses at closed plants and transition costs	18.2	(5.8)	12.4
Gain on sale or deconsolidation of subsidiaries	(5.0)	2.4	(2.6)
Federal, state and foreign tax items	—	(40.5)	(40.5)
Gain on extinguishment of debt	(1.8)	0.6	(1.2)
Other	8.1	(2.7)	5.4
Adjusted Income from Continuing Operations	$956.7	$(295.7)	$661.0
Noncontrolling interest from continuing operations			9.6
Adjusted net income attributable to common stockholders			$670.6

(1) Due to the high tax basis and fees associated with the transaction there was essentially no tax

	Year Ended September 30, 2016
	Pre-Tax	Tax	Net of Tax

GAAP Results, from continuing operations	$244.6	$(89.8)	$154.8
Restructuring and other items	366.4	(116.0)	250.4
Inventory stepped-up in purchase accounting, net of LIFO	8.1	(2.5)	5.6
Land and Development operating results including impairment	(5.6)	2.2	(3.4)
Losses at closed plants and transition costs	23.3	(6.6)	16.7
Gain on extinguishment of debt	(2.7)	0.8	(1.9)
Other	1.8	(0.6)	1.2
Non-cash pension risk transfer expense	370.7	(140.9)	229.8
Gain on investment in Grupo Gondi (1)	(12.1)	10.6	(1.5)
Adjusted Income from Continuing Operations	$994.5	$(342.8)	$651.7
Noncontrolling interest from continuing operations			(2.1)
Adjusted net income attributable to common stockholders			$649.6

(1) Impacted by non-deductible goodwill

	Year Ended September 30, 2015
	Pre-Tax	Tax	Net of Tax

GAAP Results, from continuing operations	$734.2	$(233.0)	$501.2
Restructuring and other items	140.8	(41.6)	99.2
Pension lump sum settlement and retiree medical curtailment, net	11.5	(3.9)	7.6
Inventory stepped-up in purchase accounting, net of LIFO	64.7	(22.0)	42.7
Land and Development operating results including impairment	2.7	(1.1)	1.6
Losses at closed plants and transition costs	2.4	(0.8)	1.6
Loss on extinguishment of debt	2.6	(0.9)	1.7
Adjusted Income from Continuing Operations	$958.9	$(303.3)	$655.6
Noncontrolling interest from continuing operations			(3.4)
Adjusted net income attributable to common stockholders			$652.2

In fiscal 2017, we excluded the benefit of ceasing recording depreciation and amortization expense while HH&B was held for sale. Due to the accelerated monetization strategy, we excluded results from the Land and Development segment in all periods presented, including the $46.7 million pre-tax non-cash impairment in fiscal 2017. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. The adjustment to remove the favorable impact of certain federal, state and foreign tax items in fiscal 2017 was primarily due to the favorable resolution of items that management believed were not indicative of ongoing operating results, including the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring. See “Note 8. Assets Held For Sale”, “Note 9. Restructuring and Other Costs, Net” and “Note 15. Retirement Plans” for more information.

Net Sales (Unaffiliated Customers)

Net sales for fiscal 2017 increased $687.9 million to $14,859.7 million compared to $14,171.8 million in fiscal 2016. The increase was primarily a result of an increase in Corrugated Packaging segment net sales, including the partial period impact of the U.S. Corrugated Acquisition and the Island Container Acquisition, an increase in Land and Development segment net sales due to the accelerated monetization strategy and a net increase in the Consumer Packaging segment net sales associated with the MPS Acquisition and the Hannapak Acquisition, partially offset by factors that included the absence of full year net sales from HH&B due to the sale of HH&B.

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

The change in net sales by segment is outlined in the “Results of Operations — Segment Data” section below.

Cost of Goods Sold

Cost of goods sold increased to $12,119.5 million in fiscal 2017 compared to $11,413.2 million in fiscal 2016. Cost of goods sold as a percentage of net sales was 81.6% in fiscal 2017 compared to 80.5% in fiscal 2016 primarily due to cost inflation, primarily recycled fiber, as well as increased land sales due to the accelerated monetization strategy and the net impact of acquisitions offset by the HH&B Sale and other items. In addition, fiscal 2017 compared to fiscal 2016 was negatively impacted by the several hurricanes. These factors were partially offset by synergy and productivity improvements. Fiscal 2017 and 2016 included $26.5 million and $8.1 million for the expensing of inventory stepped-up in purchase accounting, net of related LIFO impact, respectively.

Cost of goods sold increased to $11,413.2 million in fiscal 2016 compared to $8,986.5 million in fiscal 2015. Cost of goods sold as a percentage of net sales was 80.5% in fiscal 2016 compared to 80.8% in fiscal 2015 due to increased synergies and performance improvements, and lower energy costs, which were largely offset by the impact of lower selling prices in fiscal 2016. On a volume adjusted basis, excluding the impact of the Combination, the SP Fiber Acquisition and the Packaging Acquisition, energy costs decreased $85.6 million, commodity costs decreased $41.3 million, shipping and warehousing costs decreased $41.3 million and aggregate depreciation and amortization increased $5.2 million. Fiscal 2016 and 2015 included $8.1 million and $64.7 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact, respectively. Fiscal 2016 included an $8.7 million gain on the sale of a portion of the land at our Panama City, Florida mill to the port authority which was more than offset by the $10.0 million estimated impact of major maintenance outage at our Stevenson, Alabama mill. Fiscal 2015 included a reduction of cost of goods sold of $6.7 million pre-tax related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

SG&A excluding intangible amortization increased $20.2 million to $1,399.6 million in fiscal 2017 compared to $1,379.4 million in fiscal 2016, due primarily to acquisitions. SG&A excluding intangible amortization as a percentage of sales decreased slightly to 9.4% in fiscal 2017 compared to 9.7% in fiscal 2016.

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

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $229.6 million, $211.8 million and $118.9 million in fiscal 2017, 2016 and 2015, respectively. The increase in fiscal 2017 compared to fiscal 2016 was due to the fiscal 2017 acquisitions, as well as the full year impact of the Packaging Acquisition compared to nine months in fiscal 2016, which were partially offset by the impact of the HH&B Sale. The increase in fiscal 2016 was primarily due to the full year inclusion of intangible amortization related to the Combination in fiscal 2016 results, compared to three months in fiscal 2015, as well as the full year impact of the SP Fiber Acquisition and partial year impact of the Packaging Acquisition completed in fiscal 2016.

Pension Risk Transfer Expense

In fiscal 2016, we used plan assets to settle $2.5 billion of pension obligations of the Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result, we recorded a non-cash charge of $370.7 million pre-tax. The settlement reduced WestRock’s overall U.S. pension obligations and assets by approximately 40%. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those plan participants not included in the transaction remain in the Plan, and responsibility for payment of their retirement benefits remains with WestRock. See “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

Pension Lump Sum Settlement Expense and Retiree Medical Curtailment, Net

In fiscal 2017, lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and resulted in a $32.6 million non-cash charge to our earnings. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement.

In fiscal 2015, we partially settled obligations of one of our qualified defined benefit pension plans through lump sum payments to certain eligible former employees and as a result recorded a pre-tax charge of $20.0 million. In addition, changes in retiree medical coverage for certain employees covered by the USW master agreement resulted in the recognition of an $8.5 million pre-tax curtailment gain. These two items netted to an $11.5 million pre-tax charge.

See “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements for additional information.

Land and Development Impairment

Due to the accelerated monetization strategy in our Land and Development segment, we recorded a pre-tax non-cash real estate impairment of $46.7 million, or $39.7 million net of $7.0 million of noncontrolling interest, in fiscal 2017. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. The charge is not reflected in segment income.

Restructuring and Other Costs, Net

We recorded aggregate pre-tax restructuring and other costs of $196.7 million, $366.4 million and $140.8 million for fiscal 2017, 2016 and 2015, respectively. We generally expect the integration of the closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. Costs recorded in each period are not comparable since the timing and scope of the individual actions vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. See “Note 9. Restructuring and Other Costs, Net” and “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. We have restructured portions of our operations from time to time and it is possible that we may engage in additional restructuring opportunities in the future.

Mergers, Acquisitions and Investment

On August 1, 2017, we completed the Hannapak Acquisition in a stock purchase. Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery and healthcare. We expect this acquisition will build on our established and growing packaging business in the region. We have included the financial results of Hanna Group since the date of the acquisition in our Consumer Packaging segment.

On July 17, 2017, we completed the Island Container Acquisition in an asset purchase. The assets acquired include a corrugator and corrugated converting operations located in Wheatley Heights, New York, and certain related fulfillment assets located in Saddle Brook, New Jersey. We expect this acquisition will enable us to integrate more than 80,000 tons of containerboard annually into our Corrugated Packaging segment. We have included the financial results of Island Container since the date of the acquisition in our Corrugated Packaging segment.

On June 9, 2017, we completed the U.S. Corrugated Acquisition in a stock purchase. We acquired five corrugated converting facilities in Ohio, Pennsylvania and Louisiana, which provide a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. We believe this acquisition will enable us to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller. We have included the financial results of U.S. Corrugated since the date of the acquisition in our Corrugated Packaging segment.

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We acquired the outstanding shares of MPS for $18.00 per share in cash and the assumption of debt. We believe this acquisition increases annual paperboard consumption by approximately 225,000 tons, of which we expect 35% to 45% to be supplied by us. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment.

On March 13, 2017, we completed the Star Pizza Acquisition. We believe this acquisition provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi to combine our respective operations in Mexico. We contributed cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture together with future put and call rights. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The majority equity holders of Grupo Gondi manage the joint venture and we provide technical and commercial resources. We believe the joint venture will help grow our presence in the attractive Mexican market. We have included the financial results of the joint venture since the date of formation in our Corrugated Packaging segment, and are accounting for the investment on the equity method. In fiscal 2017, the joint venture entity had a stock redemption from a minority partner. As a result, our equity participation in the joint venture increased to approximately 27.0%. The transaction continues to include future put and call rights with respect to the respective parties’ ownership interest in the joint venture. See “Note 23. Subsequent Events (Unaudited) — Grupo Gondi Investment” of the Notes to Consolidated Financial Statements for recent developments.

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

On October 1, 2015, we completed the SP Fiber Acquisition. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in GPS, which we consolidate. GPS is a renewable energy joint venture providing steam to the Dublin mill and electricity to Georgia Power. The Dublin mill has helped balance the fiber mix of our mill system and the addition of kraft and bag paper has diversified our product offering including our ability to serve the increasing demand for lighter weight containerboard. Subsequent to the transaction, we announced the permanent closure of the Newberg mill due to the decline in market conditions of the newsprint business and our need to balance supply and demand in our containerboard system. We have included the financial results of SP Fiber and GPS since the date of the acquisition in our Corrugated Packaging segment.

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. We believe the Combination combined two industry leaders that created a leading global provider of consumer and corrugated packaging solutions.

See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements for additional information. See also Item 1A. “Risk Factors — We May Be Unsuccessful in Making and Integrating Mergers, Acquisitions and Investments and Completing Divestitures”.

Interest Expense

Interest expense was $277.7 million, $256.7 million and $132.5 million for fiscal 2017, 2016 and 2015, respectively. The increase in fiscal 2017 as compared to fiscal 2016 was primarily due to debt incurred as a result of acquisitions, and the increase in fiscal 2016 as compared to fiscal 2015 was primarily due to the full year impact of debt assumed in the Combination in fiscal 2016 results. Interest expense in fiscal 2017, 2016 and 2015 was reduced by $34.5 million, $44.5 million and $10.3 million, respectively related to the amortization of the fair value of debt stepped-up in purchase accounting. During fiscal 2017, 2016 and 2015 amortization of debt issuance costs charged to interest expense were $4.5 million, $4.6 million and $9.3 million, respectively. See Item 1A. “Risk Factors — Interest Rate Increases Could Impact Our Financial Condition”.

Provision for Income Taxes

We recorded income tax expense from continuing operations of $159.0 million, at an effective tax rate of 18.5% in fiscal 2017, as compared to income tax expense from continuing operations of $89.8 million, at an effective tax rate of 36.7% in fiscal 2016, and compared to an income tax expense from continuing operations of $233.0 million, at an effective tax rate expense of 31.7% in fiscal 2015.

The effective tax rate from continuing operations for fiscal 2017 was different than the statutory rate primarily due to (a) low rates of tax applicable to the HH&B Sale, (b) a $28.7 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that simplified future operating activities within the U.S., (c) favorable tax items, such as the domestic manufacturer’s deduction, (d) lower tax rates applied to foreign earnings, primarily in Canada, and (e) a change in valuation allowance due to realization of capital loss carryforward, partially offset by (f) the exclusion of tax benefits related to losses recorded by certain foreign operations and (g) the inclusion of state taxes.

The effective tax rate from continuing operations for fiscal 2016 was different than the statutory rate primarily due to (a) the impact of state taxes, (b) the ability to claim the domestic manufacturer’s deduction against U.S. taxable earnings, (c) the deconsolidation of a subsidiary related to the Grupo Gondi joint venture, including non-deductible goodwill disposed of in connection with the transaction, and (d) an increase in valuation allowances and a tax rate differential with respect to foreign earnings primarily in Canada.

See “Note 14. Income Taxes” of the Notes to Consolidated Financial Statements for additional information.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net increased to income of $66.7 million in fiscal 2017 from income of $58.6 million in fiscal 2016 and $9.7 million in fiscal 2015. The increase in fiscal 2017 was primarily due to an increase in interest rates. The increase in fiscal 2016 primarily included a $12.1 million gain on investment in Grupo Gondi related to the three corrugated box plants WestRock contributed to the joint venture and an increase in interest income of $30.3 million. The increase in interest income in fiscal 2016 compared to fiscal 2015 was primarily the result of the full year impact of a long-term note receivable acquired in the Combination. See “Note 20. Special Purpose Entities” of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of HH&B

On April 6, 2017, we completed the HH&B Sale. In fiscal 2017, we recorded a pre-tax gain on sale of $192.8 million. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition. See “Note 8. Assets Held For Sale” of the Notes to Consolidated Financial Statements for additional information.

(Loss) Income from Discontinued Operations

On May 15, 2016, we completed the Separation. Subsequent to the Separation, the operating results of our former Specialty Chemicals segment are reported as discontinued operations. Loss from discontinued operations, net of tax, was $544.7 million for fiscal 2016 and income from discontinued operations was $10.6 million in fiscal 2015. The loss in fiscal 2016 was the result of goodwill and intangible impairments, and restructuring and other costs being partially offset by income from operations.

In the first quarter of fiscal 2016, in light of changing market conditions, expected revenue and earnings of the reporting unit, lower comparative market valuations for companies in Specialty Chemicals’ peer group and the results of our preliminary “Step 2” test, we concluded that an impairment of the Specialty Chemicals reporting unit was probable and could be reasonably estimated. As a result, we recorded a pre-tax and after-tax non-cash goodwill impairment charge of $478.3 million. In the third quarter of fiscal 2016, in conjunction with the Separation, we performed an impairment assessment under the held for sale model and recorded a pre-tax non-cash impairment charge of $101.1 million for a customer relationships intangible. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information.

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

Corrugated Packaging Segment

North American Corrugated Packaging Shipments

Corrugated Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging Shipments in two groups following the Combination: North America and Brazil / India. We have separated Brazil/India because we believe investors, potential investors, securities analysts and others find this presentation useful when evaluation our operating performance. We have included the impact of the Combination beginning in the fourth quarter of fiscal 2015. We have recast the North American Corrugated Container Shipments in the table below prior to April 1, 2016 to remove the historical impact of the three box plants contributed to the Grupo Gondi joint venture to provide comparability to the third and fourth quarters of fiscal 2016 and future results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
North American Corrugated Packaging Shipments - thousands of tons	1,995.8	1,936.7	2,032.6	2,018.0	7,983.1
North American Corrugated Containers Shipments - BSF	18.2	18.1	18.8	18.7	73.8
North American Corrugated Containers Per Shipping Day - MMSF	297.7	292.6	298.7	292.6	295.4

Fiscal 2016
North American Corrugated Packaging Shipments - thousands of tons	2,046.7	2,040.3	2,114.1	2,153.2	8,354.3
North American Corrugated Containers Shipments - BSF	18.7	18.2	18.6	18.9	74.4
North American Corrugated Containers Per Shipping Day - MMSF	306.3	288.6	291.4	294.5	295.1

Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9	2,116.1	2,112.7	2,079.7	8,340.4
North American Corrugated Containers Shipments - BSF	18.8	18.7	19.4	19.6	76.5
North American Corrugated Containers Per Shipping Day - MMSF	312.9	291.9	308.0	316.6	307.2

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Brazil / India Corrugated Packaging Shipments - thousands of tons	—	—		—	171.4	171.4
Brazil / India Corrugated Containers Shipments - BSF	—	—	—	—	1.4	1.4
Brazil / India Corrugated Containers Per Shipping Day - MMSF	—	—		—	18.1	18.1

Fiscal 2016
Brazil / India Corrugated Packaging Shipments - thousands of tons	180.2	173.5		166.8	164.8	685.3
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.3		1.4	1.6	5.8
Brazil / India Corrugated Containers Per Shipping Day - MMSF	19.2	18.1		18.7	19.8	19.0

Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0	171.0		178.8	178.0	678.8
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.6		1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4	20.2		21.3	20.8	20.7

Corrugated Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$1,842.8	$184.9	10.0%
Second Quarter	1,799.5	169.4	9.4
Third Quarter	1,887.3	217.0	11.5
Fourth Quarter	1,987.3	235.4	11.8
Total	$7,516.9	$806.7	10.7%

Fiscal 2016
First Quarter	$1,964.3	$180.1	9.2%
Second Quarter	1,932.8	175.0	9.1
Third Quarter	1,967.7	192.4	9.8
Fourth Quarter	2,003.7	192.4	9.6
Total	$7,868.5	$739.9	9.4%

Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%
Second Quarter	2,065.0	159.5	7.7
Third Quarter	2,161.2	223.9	10.4
Fourth Quarter	2,238.5	229.0	10.2
Total	$8,408.3	$753.9	9.0%

(1) Net Sales before intersegment eliminations

Net Sales (Aggregate) — Corrugated Packaging Segment

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $539.8 million in fiscal 2017 compared to fiscal 2016 primarily due to $321.8 million of higher corrugated selling price/mix, $143.9 million of higher net sales of our recycling operations, primarily due to higher recycled fiber prices, $98.2 million of higher corrugated volumes, including acquisitions, and $55.9 million of favorable foreign currency impacts. These increases were partially offset by an estimated $45.0 million decrease due to the impact of several hurricanes in fiscal 2017 and a net $42.2 million of lower corrugated net sales due to a shift in sales from converted boxes in the prior year period to sales of containerboard in fiscal 2017 as a result of having contributed three box plants to the Grupo Gondi joint venture in April 2016.

Net sales before intersegment eliminations for the Corrugated Packaging segment increased $351.6 million in fiscal 2016 compared to fiscal 2015 primarily due to $565.4 million of incremental net sales from the full year impact of facilities acquired in the Combination in fiscal 2016 results, compared to three months in fiscal 2015, the impact of the SP Fiber Acquisition in fiscal 2016 and $57.8 million of lower recycled fiber sales due to lower selling price/mix. These increases were partially offset by the impact of an estimated $178.2 million of lower corrugated selling price/mix and $93.4 million of lower volumes excluding these transactions. The lower corrugated selling price/mix was primarily the result of previously published index reductions. Corrugated Packaging shipments in North America increased 4.6% in fiscal 2016 compared to the prior year, inclusive of the SP Fiber Acquisition.

Segment Income — Corrugated Packaging Segment

Segment income attributable to the Corrugated Packaging segment in fiscal 2017 increased $14.0 million to $753.9 million compared to segment income of $739.9 million in fiscal 2016. The increase was primarily due to an estimated $285.4 million of favorable selling price/mix, $154.4 million of synergy and productivity improvements and $21.0 million of favorable corrugated volumes, including acquisitions. These factors were largely offset by an estimated $380.0 million of cost inflation, the impact of several hurricanes and legal charges that reduced segment income by an estimated $40.4 million and higher depreciation and amortization of $18.3 million. The primary inflation resulted from materials, energy, freight, and wage and other costs. These items consisted primarily of $220.9 million of recycled fiber costs, $61.7 million of energy costs, $25.4 million of chemical costs, $21.8 million of freight costs and $62.2 million of wage and other costs, which were partially offset by $30.8 million of lower virgin fiber costs.

Segment income attributable to the Corrugated Packaging segment in fiscal 2016 decreased $66.8 million to $739.9 million compared to segment income of $806.7 million in fiscal 2015. The decrease in segment income was primarily a result of lower selling price/mix and volume that were partially offset by synergies and productivity improvements, lower energy and commodity costs, and lower aggregate freight, shipping and warehousing costs. The estimated impact of lower selling price/mix was $178.2 million and the estimated impact of lower volume was $37.1 million compared to the prior year. Excluding the Combination and the SP Fiber Acquisition, on a volume adjusted basis compared to the prior year, energy costs decreased $73.2 million, commodity costs decreased $35.0 million, aggregate freight, shipping and warehousing costs decreased $46.7 million, and depreciation and amortization expense increased $7.3 million. Segment income was also reduced by $3.4 million and $2.2 million of expense for inventory stepped-up in purchase accounting, net of related LIFO impact in fiscal 2016 and 2015, respectively. Segment income in fiscal 2016 included an $8.7 million gain on the sale of a portion of the land at our Panama City, Florida mill to the port authority, which was more than offset by the $10.0 million estimated impact of a major maintenance outage at our Stevenson, Alabama mill. Segment income in fiscal 2015 included a reduction of cost of goods sold of $6.7 million related to the recording of additional value of spare parts at our containerboard mills acquired in the Smurfit-Stone Acquisition.

Consumer Packaging Segment

Consumer Packaging Shipments

Consumer Packaging Shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes merchandising displays and dispensing sales (prior to the closing of the HH&B Sale on April 6, 2017) since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills since it is not consolidated. We have included the impact of the Combination beginning in the fourth quarter of fiscal 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2015
Consumer Packaging Shipments - thousands of tons	371.2	378.5	388.6	1,043.9	2,182.2
Consumer Packaging Converting Shipments - BSF	5.2	5.3	5.5	9.2	25.2
Consumer Packaging Converting Per Shipping Day - MMSF	84.8	86.7	86.3	144.5	100.9

Fiscal 2016
Consumer Packaging Shipments - thousands of tons	949.3	974.4	986.3	998.7	3,908.7
Consumer Packaging Converting Shipments - BSF	8.8	9.0	9.5	9.4	36.7
Consumer Packaging Converting Per Shipping Day - MMSF	144.2	143.7	148.5	146.3	145.7

Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5	947.0	957.2	1,023.2	3,843.9
Consumer Packaging Converting Shipments - BSF	9.0	8.9	9.9	11.1	38.9
Consumer Packaging Converting Per Shipping Day - MMSF	149.7	138.7	157.2	179.6	156.2

Consumer Packaging Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2015
First Quarter	$713.0	$59.0	8.3%
Second Quarter	694.9	52.4	7.5
Third Quarter	690.2	77.9	11.3
Fourth Quarter	1,642.0	77.7	4.7
Total	$3,740.1	$267.0	7.1%

Fiscal 2016
First Quarter	$1,542.2	$91.2	5.9%
Second Quarter	1,588.4	99.7	6.3
Third Quarter	1,635.8	151.7	9.3
Fourth Quarter	1,621.7	139.1	8.6
Total	$6,388.1	$481.7	7.5%

Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%
Second Quarter	1,554.6	118.8	7.6
Third Quarter	1,520.7	94.8	6.2
Fourth Quarter	1,866.3	124.6	6.7
Total	$6,452.5	$425.8	6.6%

(1) Net Sales before intersegment eliminations

Net Sales (Aggregate) — Consumer Packaging Segment

Net sales before intersegment eliminations for the Consumer Packaging segment increased $64.4 million in fiscal 2017 compared to fiscal 2016 primarily as a result $575.1 million of net sales from the MPS Acquisition, the Packaging Acquisition and the Hannapak Acquisition, which were largely offset by $188.5 million of lower volumes, a $276.8 million decrease in net sales related to an absence of net sales from HH&B since April 2017 due to the HH&B Sale, $26.1 million of unfavorable selling price/mix and an estimated $20.0 million decrease due to the impact of several hurricanes in fiscal 2017.

Net sales before intersegment eliminations for the Consumer Packaging segment increased $2,648.0 million in fiscal 2016 compared to fiscal 2015 primarily due to $2,748.7 million of incremental net sales from the full year impact of facilities acquired in the Combination in fiscal 2016 results, compared to three months in fiscal 2015, and the partial year impact of the Packaging Acquisition. Those increased net sales were partially offset by $81.0 million of lower display sales due to softness in customer promotional spending, an estimated $8.6 million of higher consumer packaging, excluding display, selling price/mix and $28.3 million of lower volumes excluding the Combination and the Packaging Acquisition.

Segment Income — Consumer Packaging Segment

Segment income attributable to the Consumer Packaging segment in fiscal 2017 decreased $55.9 million compared to fiscal 2016, primarily due to an estimated $169.2 million of cost inflation, $50.2 million for the impact of lower volumes, $25.7 million impact of lower income from HH&B in fiscal 2017 due to the HH&B Sale as compared to the full year in fiscal 2016, a $20.4 million increase in fiscal 2017 compared to fiscal 2016 for the expensing of inventory stepped-up in purchase accounting, primarily related to the MPS Acquisition in the current year period and the Packaging Acquisition in the prior year period, an estimated $12.2 million related to the impact of several hurricanes in fiscal 2017 and $8.8 million of lower selling price/mix. These factors were partially offset by synergy and productivity improvements of an estimated $203.8 million, a $29.4 million contribution from the operations acquired in the MPS Acquisition prior to expensing the before mentioned inventory step-up and $15.3 million of lower depreciation and amortization expense. The lower depreciation and amortization expense was primarily due to a $10.1 million pre-tax benefit of ceasing recording depreciation and amortization expense in the second quarter of fiscal 2017 in HH&B since it was designated as held for sale. The primary inflation resulted from materials, energy, freight, and wage and other costs. These items consisted primarily of $42.2 million of recycled fiber costs, $38.6 million of chemical costs, $37.2 million of energy costs, $9.2 million of freight costs and $58.5 million of wage and other costs, which were partially offset by $21.5 million of lower virgin fiber costs.

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

Land and Development Segment (Aggregate Before Intersegment Eliminations)

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2015
Fourth Quarter	$45.0	$(3.4)	(7.6)%
Total	$45.0	$(3.4)	(7.6)%

Fiscal 2016
First Quarter	$15.4	$0.7	4.5%
Second Quarter	18.7	(4.0)	(21.4)
Third Quarter	42.0	9.5	22.6
Fourth Quarter	43.7	(1.6)	(3.7)
Total	$119.8	$4.6	3.8%

Fiscal 2017
First Quarter	$54.0	$1.7	3.1%
Second Quarter	100.0	17.5	17.5
Third Quarter	71.1	0.2	0.3
Fourth Quarter	18.7	(5.6)	(29.9)
Total	$243.8	$13.8	5.7%

(1) Before intersegment eliminations

Net Sales (Aggregate) — Land and Development Segment

Net sales for the Land and Development segment in fiscal 2017 were $243.8 million compared to $119.8 million in fiscal 2016. The increase was a result of the accelerated monetization strategy. We continue to include the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria. We expect to complete our monetization program in fiscal 2018. Net sales in fiscal 2015 were $45.0 million.

Segment Income (Loss) — Land and Development Segment

Segment income attributable to the Land and Development segment was $13.8 million in fiscal 2017 compared to $4.6 million in fiscal 2016 and a loss of $3.4 million in fiscal 2015. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting which resulted in substantially lower margins on the properties sold compared to pre-Combination levels. The step-up of our land portfolio in this segment is expected to reduce future profitability on existing projects but should not impact future cash flows. The increase in segment income in fiscal 2017 was primarily due to the accelerated monetization strategy. The $46.7 million real estate impairment is not included in segment income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring and integration activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not expected to be a key source of liquidity to our domestic operations. Maximum borrowing availability under the credit facilities are governed by certain restrictive covenants. We test and report our compliance with these covenants as required and we were in compliance with all of our covenants at September 30, 2017. At September 30, 2017, we had $114.6 million of outstanding letters of credit not drawn upon. See “Note 11. Debt” of the Notes to Consolidated Financial Statements for additional information.

Primary Sources of Liquidity

At September 30, 2017, we had approximately $2.9 billion of availability under our committed credit facilities. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

•
We have a Credit Facility which we entered into as a 5-year senior unsecured revolving credit facility on July 1, 2015 for an aggregate committed principal amount of $2.0 billion, of which approximately $1.9 billion has been extended to July 1, 2022, with the remainder due on July 1, 2020. At September 30, 2017, we had no amounts outstanding under this facility.

•
We have a $700.0 million Receivables Facility. On July 22, 2016, we extended the maturity of this facility to July 22, 2019. Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. At September 30, 2017, we had $110.0 million outstanding under this facility.

•
On May 15, 2017, we entered into a $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 364-day unsecured Euro and Sterling denominated borrowing of not more than $200.0 million and $400.0 million U.S. dollar equivalent, respectively. The facility matures on May 14, 2018. At September 30, 2017, we had $211.6 million outstanding under this facility.

•
On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matured on December 1, 2016. We renewed the facility on February 10, 2017, and the facility now matures on February 12, 2018. At September 30, 2017, we had $106.7 million outstanding under this facility.

•
On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Coöperatieve Rabobank U.A., New York Branch. The facility matured on March 2, 2017 and was renewed as a Euro dollar facility on the same day. The facility is an uncommitted revolving line of credit in the amount of €100.0 million. The facility is available in Euros only, and continues until terminated in writing by WestRock or the lender. At September 30, 2017, we had $118.1 million amounts outstanding under this facility.

See “Note 23. Subsequent Events (Unaudited)” of the Notes to Consolidated Financial Statements for recent developments regarding liquidity.

Cash and cash equivalents were $298.1 million at September 30, 2017 and $340.9 million at September 30, 2016. Approximately 93% of the cash and cash equivalents at September 30, 2017 were held outside of the U.S. At September 30, 2017, total debt was $6,554.8 million, $608.7 million of which was current. At September 30, 2016, total debt was $5,789.2 million, $292.9 million of which was current. The increase in debt of $765.6 million was primarily related to fiscal 2017 acquisitions net of other operational activities and corporate actions.

Cash Flow Activity

	Year Ended September 30,
	2017	2016	2015
		(In millions)
Net cash provided by operating activities	$1,900.5	$1,688.4	$1,203.6
Net cash used for investing activities	$(1,285.8)	$(1,351.4)	$(282.7)
Net cash used for financing activities	$(655.4)	$(231.0)	$(718.0)
Net cash provided by operating activities during fiscal 2017 increased $212.1 million from fiscal 2016 primarily due to a $111.6 million net increase in cash flow from working capital changes plus higher after-tax cash proceeds from our Land and Development segment’s accelerated monetization strategy. Net cash provided by operating activities during fiscal 2016 increased $484.8 million from fiscal 2015 primarily due to the impact of the Combination and a smaller use for working capital in fiscal 2016 of $34.8 million as compared to $142.9 million in fiscal 2015. The change in working capital in fiscal 2017, 2016 and 2015 included a source of cash resulting from the sale of $64.7 million, $99.4 million and $96.2 million, respectively, of accounts receivables in connection with the A/R Sales Agreement.

Net cash used for investing activities in fiscal 2017 consisted primarily of $778.6 million of capital expenditures, $1,588.5 million for the MPS Acquisition, U.S. Corrugated Acquisition, Island Container Acquisition, Hannapak Acquisition and Star Pizza Acquisition, partially offset by a $3.5 million receipt of an escrow payment from the Packaging Acquisition and proceeds of $1,005.9 million from the HH&B Sale and $52.6 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2016 consisted primarily of $796.7 million of capital expenditures, $376.4 million for the SP Fiber Acquisition and Packaging Acquisition, $175.0 million for the investment in Grupo Gondi and $36.5 million for the purchase of debt owed by GPS in connection with the SP Fiber Acquisition partially offset by $31.2 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities in fiscal 2015 consisted primarily of $585.5 million of capital expenditures partially offset by $265.7 million for cash received in the Combination and $28.8 million of proceeds from the sale of property, plant and equipment.

In fiscal 2017, net cash used for financing activities consisted primarily of cash dividends paid to stockholders of $403.2 million, net repayments of debt of $145.2 million and purchases of Common Stock of $93.0 million. In fiscal 2016, net cash used for financing activities consisted primarily of cash dividends paid to stockholders of $380.7 million, purchases of Common Stock of $335.3 million and $105.0 million of cash and trust funding as a result of the Separation, which was partially offset by net additions to debt of $617.3 million. See “Note 7. Discontinued Operations” of the Notes to Consolidated Financial Statements for additional information. In fiscal 2015, net cash used for financing activities consisted primarily of $336.7 million used for stock repurchases, excluding the $667.8 million repurchased in connection with the Combination, and $214.5 million of cash dividends paid to stockholders, partially offset by net additions to debt aggregating $540.1 million.

Our capital expenditures aggregated $778.6 million in fiscal 2017. With the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $800 to $850 million per year. We believe we have an opportunity to improve our performance through capital investment. We expect fiscal 2018 capital expenditures to be approximately $1.0 billion. In fiscal 2018, we expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our $1.0 billion run rate synergy and performance improvement target, before inflation, to be realized by June 30, 2018, (iv) to build a new corrugated box plant in the Brazilian state of Sao Paulo to meet growing demand from our regional customers in South America to be completed in fiscal 2019, (v) to install a 330” state-of-the-art kraft linerboard machine in our Florence, South Carolina mill with production expected to commence in the first half of calendar 2020, (vi) to install a coater at our Mahrt coated natural kraft mill to be completed in fiscal 2019, and (vii) to generate attractive returns. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulation changes. We estimate that we will invest approximately $40 million for capital expenditures during fiscal 2018 in connection with matters relating to environmental compliance. We were obligated to purchase approximately $

155 million of fixed assets at September 30, 2017 for various capital projects. See “Note 23. Subsequent Events (Unaudited) — Capital Investment in Florence, South Carolina Mill” of the Notes to Consolidated Financial Statements. See Item 1A. “Risk Factors — Our Capital Expenditures May Not Achieve the Desired Outcomes or May Be Achieved at a Higher Cost than Anticipated”.

At September 30, 2017, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $246 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. Subject to changes in tax laws, we expect to receive tax benefits in fiscal 2018 and future years from the U.S. manufacturer’s deduction. Including the estimated impact of book and tax differences, subject to changes in tax laws, we expect our cash tax rate to move closer to our income tax rate in fiscal 2018, 2019 and 2020.

During fiscal 2017 and 2016, we made contributions of $34.5 million and $47.5 million, respectively, to our U.S. and non-U.S. pension plans. Based on current facts and assumptions, we expect to contribute approximately $39 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations. The net over funded status of our U.S. and non-U.S. pension plans at September 30, 2017 was approximately $78.5 million. Based on current assumptions, including future interest rates, we estimate that minimum pension contributions to our U.S. and non-U.S. pension plans will be in the range of approximately $27 million to $42 million annually in fiscal 2019 through 2022. See “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors — We May Incur Increased Employee Benefit Costs and Certain of Our Pension Plans Will Likely Require Additional Cash Contributions”.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. We are considering withdrawing from one or more MEPPs. It is reasonably possible that we may incur significant withdrawal liabilities with respect to certain MEPPs in connection with such withdrawal(s). In addition, we may be obligated to pay a share of a particular MEPPs accumulated funding deficiency. See “Note 15. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors - We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate”.

In October 2017, our board of directors declared a quarterly dividend of $0.43 per share, representing a 7.5% increase from the prior $0.40 per share quarterly dividend and an annual dividend of $1.72 per share. During fiscal 2017, we paid an annual dividend of $1.60 per share. During fiscal 2016 and 2015, we paid an annual dividend of $1.50 and $1.20 per share, respectively.

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. Shares of our Common Stock may be purchased from time to time in open market or privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined by management at its discretion based on factors, including the market price of our Common Stock, general economic and market conditions and applicable legal requirements. The repurchase program may be commenced, suspended or discontinued at any time. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. In the fourth quarter of fiscal 2015, subsequent to the authorization, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. As of September 30, 2017, we had remaining authorization under the repurchase program authorized in July 2015 to purchase approximately 24.7 million shares of our Common Stock.

Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn common stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn common stock for an aggregate cost of $8.7 million.

We anticipate that we will be able to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring and integration activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities. In addition, we continually review our capital structure and conditions in the private and public debt markets in order to optimize our mix of indebtedness. In connection therewith, we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness.

Contractual Obligations

We summarize our enforceable and legally binding contractual obligations at September 30, 2017, and the effect these obligations are expected to have on our liquidity and cash flow in future periods in the following table. Certain amounts in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors, including estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Because these estimates and assumptions are subjective, the enforceable and legally binding obligations we actually pay in future periods may vary from those we have summarized in the table.

	Payments Due by Period
	Total	Fiscal 2018	Fiscal 2019 and 2020	Fiscal 2021 and 2022	Thereafter
	(In millions)
Long-Term Debt, including current portion, excluding capital lease obligations (1)	$6,137.1	$603.6	$2,224.3	$1,000.0	$2,309.2
Operating lease obligations (2)	625.0	123.3	189.8	123.3	188.6
Capital lease obligations (3)	156.4	5.6	7.9	4.2	138.7
Purchase obligations and other (4) (5) (6)	2,545.8	1,860.7	349.0	125.9	210.2
Total	$9,464.3	$2,593.2	$2,771.0	$1,253.4	$2,846.7

(1)
Includes only principal payments owed on our debt assuming that all of our long-term debt will be held to maturity, excluding scheduled payments. We have excluded $240.7 million of fair value of debt step-up, deferred financing costs and unamortized bond discounts from the table to arrive at actual debt obligations. See “Note 11. Debt” of the Notes to Consolidated Financial Statements for information on the interest rates applicable to our various debt instruments.

(2)	See “Note 13. Operating Leases” of the Notes to Consolidated Financial Statements for additional information.

(3)	The fair value step-up of $20.6 million is excluded. See “Note 11. Debt” of the Notes to Consolidated Financial Statements for additional information.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provision; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(5)
We have included in the table future estimated minimum pension plan contributions and estimated benefit payments related to postretirement obligations, supplemental retirement plans and deferred compensation plans. Our estimates are based on current factors, such as discount rates and expected returns on plan assets. Future contributions are subject to changes in our underfunded status based on factors such as investment performance, discount rates, returns on plan assets and changes in legislation. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

(6)	We have not included in the table the following items:

•	An item labeled “other long-term liabilities” reflected on our consolidated balance sheet because these other long-term liabilities do not have a definite pay-out scheme.

•
We have excluded from the line item “Purchase obligations and other” $195.3 million for certain provisions of ASC 740 “Income Taxes” associated with liabilities for uncertain tax positions due to the uncertainty as to the amount and timing of payment, if any.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are subject to change based on our business decisions.

Expenditures for Environmental Compliance

See Item 1. “Business — Governmental Regulation — Environmental and Other Matters” for a discussion of our expenditures for environmental compliance.

Critical Accounting Policies and Estimates

We have prepared our accompanying consolidated financial statements in conformity with GAAP, which requires management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. Certain critical accounting matters are described in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for additional information. See also Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”. These critical accounting matters are both important to the portrayal of our financial condition and results and require some of management’s most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions that, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause our future reported financial condition and results to differ materially from those that we are currently reporting based on management’s current estimates.

Critical accounting matters discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements include (i) accounts receivable and allowances; (ii) goodwill and long-lived assets; (iii) restructuring; (iv) business combinations; (v) fair value of financial instruments and nonfinancial assets and liabilities; (vi) accounting for income taxes; and (vii) pension and postretirement benefits.

Accounts Receivable and Allowances

We have an allowance for doubtful accounts, credits, returns and allowances, and cash discounts that serve to reduce the value of our gross accounts receivable to the amount we estimate we will ultimately collect. The allowances contain uncertainties because the calculation requires management to make assumptions and apply judgment regarding our customers’ credit worthiness and the credits, returns and allowances and cash discounts that may be taken by our customers. We perform ongoing evaluations of our customers’ financial condition and generally do not require collateral. We adjust credit limits based upon payment history and the particular customer’s current credit worthiness, as determined by our review of their current financial information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon our customers’ financial condition, our collection experience and any other relevant customer specific information. Our assessment of this and other information forms the basis of our allowances. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate the allowances. However, while these credit losses have historically been within our expectations and the provisions we established, it is possible that our credit loss rates could be higher or lower in the future depending on changes in business conditions and changes in our customers’ credit worthiness. At September 30, 2017, our accounts receivable, net of allowances of $45.8 million, was $1,886.8 million; a 1% additional loss on accounts receivable would change our allowance by $18.9 million and a 5% change in our allowance assumptions would change our allowance by $2.3 million.

Goodwill

We review the carrying value of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying amount may exceed fair value. We determine recoverability by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit using a discounted cash flow model. We also consider the market approach using implied public and private multiples. Our discounted cash flow analysis is based on the sum of two components, the present value of our projected cash flows and the present value of a terminal value. The cash flow estimates are derived from our current forecast and our long-term forecasts prepared for each reporting unit considering historical results and anticipated future performance and capital expenditures, and require considerable judgment. The discount rates used to determine the present value of future cash flows were derived from a weighted average cost of capital analysis utilizing a beta that is derived from peer companies. In addition, we gave consideration in the calculation of the weighted average cost of capital for equity risks including size risk, industry risk and country specific risk, as appropriate, for each of our reporting units. As a result of the weighted average cost of capital calculations, our discount rate used for each reporting unit ranged from 8% to 14%. We use perpetual growth rates in the reporting units ranging from 1.5% to 4%. Estimating the fair value of the reporting unit involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. The variability of the factors that management uses to perform the goodwill impairment test depends on a number of conditions, including uncertainty about future events and cash flows, including anticipated changes in revenues and costs and synergies and productivity improvements resulting from the acquisitions, capital expenditures and continuous improvement projects. All such factors are interdependent and, therefore, do not change in isolation. Accordingly, our accounting estimates may materially change from period to period due to changing market factors. If we had used other assumptions and estimates or if different conditions occur in future periods, future operating results could be materially impacted. Any significant adverse changes in key assumptions about these businesses and their prospects, such as changes in our strategy or products, the loss of key customers, regulatory changes or adverse changes in economic and market conditions may cause a change in the estimated fair values of our reporting units and could result in an impairment charge that could be material to our financial statements.

During the fourth quarter of fiscal 2017, of those reporting units that have goodwill, our Consumer Packaging and Brazil Corrugated reporting units had a fair value which exceeded their carrying value by a little more than 10%, due primarily to the Combination and the MPS Acquisition and the corresponding fair value accounting. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis point to estimate the fair value of each reporting unit that has goodwill, the fair value for each of our reporting units would have continued to exceed its carrying value, except for the Consumer Packaging and Brazil Corrugated reporting units. The Consumer Packaging and Brazil Corrugated reporting units had $3,586.8 million and $177.3 million of goodwill at September 30, 2017, respectively. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment. We have not made any material changes to our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to impairment losses that could be material.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, reflect management’s best assessment of estimated current and future taxes to be paid. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent operations. Significant judgments and estimates are required in determining the consolidated income tax expense. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. A 1% change in our effective tax rate would increase or decrease tax expense by approximately $8.6 million for fiscal 2017. A 1% change in our effective tax rate used to compute deferred tax liabilities and assets, as recorded on the September 30, 2017 consolidated balance sheet, would increase or decrease tax expense by approximately $97.5 million for fiscal 2017.

Pension and Other Postretirement Benefits

The funded status of our qualified and non-qualified U.S. and non-U.S. pension plans increased $159.8 million in fiscal 2017. Our U.S. qualified and non-qualified pension plans are over funded $166.0 million and our non-U.S. pension plans are underfunded $87.5 million. Our U.S. pension plan obligations were positively impacted in fiscal 2017 by market returns, our pension de-risking program and changes in participant demographics. The non-U.S. pension plan obligations were positively impacted in fiscal 2017 by an 18 basis point increase in the discount rate compared to the prior measurement date. A 25 basis point change in the discount rate, compensation level, expected long-term rate of return on plan assets or medical cost trend, factoring in our corridor as appropriate, would have had the following effect on fiscal 2017 pension and other postretirement expense (amounts in the table in parentheses reflect additional income, in millions):

	Pension Plans		Postretirement Plans
	25 Basis Point Increase	25 Basis Point Decrease	25 Basis Point Increase	25 Basis Point Decrease
Discount rate	$(8.2)	$11.1	$(0.3)	$0.1
Compensation level	0.4	(0.4)	N/A	N/A
Expected long-term rate of return on plan assets	(12.0)	12.0	N/A	N/A
Medical cost trend	N/A	N/A	0.1	(0.1)

New Accounting Standards

See “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and expected effects on our results of operations and financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in, among other things, interest rates, foreign currencies and commodity prices. We aim to identify and understand these risks and then implement strategies to manage them. When evaluating these strategies, we evaluate the fundamentals of each market, our sensitivity to movements in pricing, and underlying accounting and business implications. To implement these strategies, we may enter into various hedging transactions. The sensitivity analyses we present below do not consider the effect of possible adverse changes in the general economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. We may not be successful in managing these risks.

Containerboard and Paperboard Shipments

We are exposed to market risk related to our sales of containerboard and paperboard. We sell a significant portion of our mill production and converted products pursuant to contracts that provide that prices are either fixed for specified terms or provide for price adjustments based on negotiated terms, including changes in specified index prices. We have the capacity to annually ship approximately 9.3 million tons in our Corrugated Packaging segment and approximately 4.2 million tons in our Consumer Packaging segment. Although our mill system operating rates may vary from year to year due to changes in market and other factors, our simple average mill system operating rates for the last three years averaged 95%. A hypothetical $10 per ton decrease in the price of paperboard throughout the year based on our capacity would decrease our sales by approximately $93 million and $42 million in our Corrugated Packaging and Consumer Packaging segments, respectively. See Item 1A. “Risk Factors — Our Earnings Are Highly Dependent on Volumes”.

Energy

Energy is one of the most significant costs of our mill operations. The cost of natural gas, coal, oil, electricity and wood by-products (biomass) at times have fluctuated significantly. In our recycled paperboard mills, we use primarily natural gas and electricity, supplemented with coal and fuel oil to generate steam used in the paper making process and, at a few mills, to generate electricity used on site. In our virgin fiber mills, we use biomass, natural gas and coal to generate steam used in the pulping and paper making processes and to generate some or all of the electricity used on site. We primarily use electricity and natural gas to operate our converting facilities. We generally purchase these products from suppliers at market or tariff rates.

We spent approximately $732 million on all energy sources in fiscal 2017 to operate our facilities. Natural gas accounted for approximately two-fifths (approximately 68 million MMBtu) of our total energy purchases in fiscal 2017. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $73 million based on fiscal 2017 pricing and consumption.

Recycled Fiber

Recycled fiber is the principal raw material we use in the production of recycled paperboard and a portion of our containerboard. We consume approximately 4.9 million tons of recycled fiber per year. Our purchases of old corrugated containers and double-lined kraft clippings accounted for our largest recycled fiber costs and approximately 85% to 90% of our recycled fiber purchases. The remaining 10% to 15% of our recycled fiber purchases consisted of a number of other grades of recycled paper. The mix of recycled fiber may vary due to factors such as market demand, availability and pricing. A hypothetical 10% increase in recycled fiber prices in our mills for a fiscal year would increase our costs by approximately $96 million.

Virgin Fiber

Virgin fiber is the principal raw material we use in the production of a portion of our containerboard, bleached paperboard and market pulp. A hypothetical 10% increase in virgin fiber prices in our mills for a fiscal year would increase our costs by approximately $115 million.

Freight

Inbound and outbound freight is a significant expenditure for us. Factors that influence our freight expense are items such as distance between our shipping and delivery locations, distance from customers and suppliers, mode of transportation (rail, truck, intermodal and ocean) and freight rates, which are influenced by supply and demand and fuel costs, primarily diesel. A hypothetical 10% increase for a fiscal year would increase our costs by approximately $128 million, of which approximately one-fifth would be the portion related to higher diesel costs based on our estimated 88 million gallons consumed annually. See Item 1A. “Risk Factors — We May Face Increased Costs or Inadequate Availability of Raw Materials, Energy and Transportation”.

Interest Rates

We are exposed to changes in interest rates, primarily as a result of our short-term and long-term debt. We may from time to time use interest rate swap agreements to manage the interest rate characteristics of a portion of our outstanding debt. Based on the amounts and mix of our fixed and floating rate debt at September 30, 2017, if market interest rates increase an average of 100 basis points, our annual interest expense would increase by approximately $22 million. We determined these amounts by considering the impact of the hypothetical interest rates on our borrowing costs. This analysis does not consider the effects of changes in the level of overall economic activity that could exist in such an environment. See Item 1A. “Risk Factors — Interest Rate Increases Could Impact Our Financial Condition”.

Pension Plans

Our pension plans are influenced by trends in the financial markets and the regulatory environment, among other factors. Adverse general stock market trends and falling interest rates increase plan costs and liabilities. During fiscal 2017, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $11.1 million and a 0.25% increase in the discount rate would have increased pre-tax income by $8.2 million. During fiscal 2016, the effect of a 0.25% decrease in the discount rate would have reduced pre-tax income by approximately $13.3 million and a 0.25% increase in the discount rate would have reduced pre-tax income by $0.9 million. Similarly, MEPPs in which we participate could experience similar circumstances which could impact our funding requirements and therefore expenses. See “Note 15. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements. See also Item 1A. “Risk Factors — We May Incur Increased Employee Benefit Costs and Certain of Our Pension Plans Will Likely Require Additional Cash Contributions” and “Risk Factors - We May Incur Withdrawal Liability and/or Increased Funding Requirements in Connection with the MEPPs in Which We Participate.”

Foreign Currency

We predominately operate in U.S. markets, but derived 17.6% of our net sales in fiscal 2017 from outside the U.S. through international operations or exports to foreign customers, some of which were transacted in U.S. dollars. In addition, certain of our domestic operations have sales to foreign customers. In conducting our foreign operations, we also make inter-company sales and receive royalties and dividends denominated in many different currencies. All of this exposes us to the effect of changes in foreign currency exchange rates. Flows of foreign currencies into and out of our operations are generally stable and regularly occurring and are recorded at fair market value in our financial statements. Our foreign currency management policy permits us to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations.

We issue inter-company loans to and receive foreign cash deposits from our foreign subsidiaries in their local currencies, exposing us to the effect of changes in spot exchange rates between loan issue and loan repayment dates and changes in spot exchange rates from deposits. From time to time, we may use foreign-exchange hedge contracts with terms of generally less than one year to hedge these exposures. Although our derivative and other foreign currency sensitive instruments expose us to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

During fiscal 2017 and 2016, the effect of a hypothetical 10% change in foreign segment income driven by exchange rates would have impacted our segment results by approximately $26 million and $23 million, respectively. See “Note 21. Segment Information” of the Notes to Consolidated Financial Statements for additional information.

During fiscal 2017 and 2016, the effect of a 1% change in exchange rates would have impacted accumulated other comprehensive income by approximately $34 million and $28 million, respectively. This impact does not consider the effects of a stronger or weaker dollar on our ability to compete for export business or the overall economic activity that could exist in such an environment. Changes in foreign exchange rates could impact the price and therefore also the demand for our products. See

Item 1A. “Risk Factors — We May Be Adversely Affected by U.S. and Worldwide Economic and Financial Market Conditions, and Social and Political Change”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental quarterly financial information, please see “Note 22. Financial Results by Quarter (Unaudited)” of the Notes to Consolidated Financial Statements.

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2017	2016	2015
	(In millions, except per share data)
Net sales	$14,859.7	$14,171.8	$11,124.8
Cost of goods sold	12,119.5	11,413.2	8,986.5
Gross profit	2,740.2	2,758.6	2,138.3
Selling, general and administrative, excluding intangible amortization	1,399.6	1,379.4	1,014.6
Selling, general and administrative intangible amortization	229.6	211.8	118.9
Pension risk transfer expense	—	370.7	—
Pension lump sum settlement and retiree medical curtailment, net	32.6	—	11.5
Land and Development impairment	46.7	—	—
Restructuring and other costs, net	196.7	366.4	140.8
Operating profit	835.0	430.3	852.5
Interest expense	(277.7)	(256.7)	(132.5)
Gain (loss) on extinguishment of debt	1.8	2.7	(2.6)
Interest income and other income (expense), net	66.7	58.6	9.7
Equity in income of unconsolidated entities	39.0	9.7	7.1
Gain on sale of HH&B	192.8	—	—
Income from continuing operations before income taxes	857.6	244.6	734.2
Income tax expense	(159.0)	(89.8)	(233.0)
Income from continuing operations	698.6	154.8	501.2
(Loss) income from discontinued operations (net of income tax benefit (expense) of $0, $32.3 and $(17.5)	—	(544.7)	10.6
Consolidated net income (loss)	698.6	(389.9)	511.8
Less: Net loss (income) attributable to noncontrolling interests	9.6	(6.4)	(4.7)
Net income (loss) attributable to common stockholders	$708.2	$(396.3)	$507.1

Basic earnings per share from continuing operations	$2.81	$0.60	$2.92
Basic (loss) earnings per share from discontinued operations	—	(2.16)	0.05
Basic earnings (loss) per share attributable to common stockholders	$2.81	$(1.56)	$2.97

Diluted earnings per share from continuing operations	$2.77	$0.59	$2.87
Diluted (loss) earnings per share from discontinued operations	—	(2.13)	0.06
Diluted earnings (loss) per share attributable to common stockholders	$2.77	$(1.54)	$2.93

Cash dividends paid per share	$1.60	$1.50	$1.20

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Consolidated net income (loss)	$698.6	$(389.9)	$511.8
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation gain (loss)	80.7	109.8	(242.0)
Reclassification adjustment of net loss on foreign currency translation included in earnings	—	20.2	—
Sale of HH&B	26.8	—	—
Derivatives:
Deferred loss on cash flow hedges	—	(0.4)	(1.6)
Reclassification adjustment of net (gain) loss on cash flow hedges included in earnings	(0.5)	1.2	0.4
Unrealized gain on available for sale security	0.7	—	—
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain (loss) arising during period	22.2	(224.6)	(52.6)
Amortization and settlement recognition of net actuarial loss, included in pension and postretirement cost (1)	36.0	236.5	30.3
Prior service credit (cost) arising during period	0.7	1.4	(15.4)
Amortization and curtailment recognition of prior service (credit) cost, included in pension and postretirement cost	(0.2)	1.1	(4.6)
Sale of HH&B	2.9	—	—
Other comprehensive income (loss)	169.3	145.2	(285.5)
Comprehensive income (loss)	867.9	(244.7)	226.3
Less: Comprehensive loss (income) attributable to noncontrolling interests	9.4	(5.7)	(3.9)
Comprehensive income (loss) attributable to common stockholders	$877.3	$(250.4)	$222.4

(1)    Fiscal 2016 includes pension risk transfer expense, net of tax.

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
	(In millions, except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$298.1	$340.9
Restricted cash	5.9	25.5
Accounts receivable (net of allowances of $45.8 and $36.5)	1,886.8	1,592.2
Inventories	1,797.3	1,638.2
Other current assets	329.2	263.5
Assets held for sale	173.6	52.3
Total current assets	4,490.9	3,912.6
Property, plant and equipment, net	9,118.3	9,294.3
Goodwill	5,528.3	4,778.1
Intangibles, net	3,329.3	2,599.3
Restricted assets held by special purpose entities	1,287.4	1,293.8
Prepaid pension asset	368.0	257.8
Other assets	966.8	902.3
Total Assets	$25,089.0	$23,038.2

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$608.7	$292.9
Accounts payable	1,492.1	1,054.4
Accrued compensation and benefits	416.7	405.9
Other current liabilities	492.3	429.8
Total current liabilities	3,009.8	2,183.0
Long-term debt due after one year	5,946.1	5,496.3
Pension liabilities, net of current portion	279.4	328.1
Postretirement benefit liabilities, net of current portion	153.4	140.0
Non-recourse liabilities held by special purpose entities	1,161.9	1,170.2
Deferred income taxes	3,410.2	3,130.7
Other long-term liabilities	737.4	746.2
Commitments and contingencies (Notes 13 and 19)
Redeemable noncontrolling interests	4.7	13.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 600.0 million shares authorized; 254.5 million and 251.0 million shares outstanding at September 30, 2017 and September 30, 2016, respectively	2.5	2.5
Capital in excess of par value	10,624.9	10,458.6
Retained earnings (deficit)	172.4	(105.9)
Accumulated other comprehensive loss	(457.3)	(626.4)
Total stockholders’ equity	10,342.5	9,728.8
Noncontrolling interests	43.6	101.2
Total equity	10,386.1	9,830.0
Total Liabilities and Equity	$25,089.0	$23,038.2

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended September 30,
	2017	2016	2015
	(In millions, except per share data)
Number of Shares of Common Stock Outstanding:
Balance at beginning of fiscal year	251.0	257.0	140.0
Shares issued under restricted stock plan	1.1	1.6	1.7
Issuance of common stock, net of stock received for minimum tax withholdings (1) (2)	4.2	0.5	131.4
Purchases of common stock (3)	(1.8)	(8.1)	(16.1)
Balance at end of fiscal year	254.5	251.0	257.0
Common Stock:
Balance at beginning of fiscal year	$2.5	$2.6	$1.4
Issuance of common stock, net of stock received for minimum tax withholdings (1)	—	—	1.3
Purchases of common stock (3)	—	(0.1)	(0.1)
Balance at end of fiscal year	2.5	2.5	2.6
Capital in Excess of Par Value:
Balance at beginning of fiscal year	10,458.6	10,767.8	2,839.8
Income tax benefit (expense) from share-based plans	4.3	(15.5)	22.5
Compensation expense under share-based plans	60.6	76.0	50.2
Issuance of common stock, net of stock received for minimum tax withholdings (1)	181.6	13.9	8,084.1
Fair value of share-based awards issued in business combinations	1.9	—	210.9
Purchases of common stock (3)	(76.3)	(319.2)	(439.7)
Separation of Specialty Chemicals business	(5.8)	(64.4)	—
Balance at end of fiscal year	10,624.9	10,458.6	10,767.8
Retained Earnings (Deficit):
Balance at beginning of fiscal year	(105.9)	1,661.6	1,960.9
Net income (loss) attributable to common stockholders	708.2	(396.3)	507.1
Dividends declared (per share - $1.60, $1.50 and $1.20) (4)	(407.3)	(384.2)	(215.3)
Issuance of common stock, net of stock received for minimum tax withholdings	(5.9)	(0.8)	(26.4)
Purchases of common stock (3)	(16.7)	(16.0)	(564.7)
Separation of Specialty Chemicals business	—	(970.2)	—
Balance at end of fiscal year	172.4	(105.9)	1,661.6
Accumulated Other Comprehensive Loss:
Balance at beginning of fiscal year	(626.4)	(780.2)	(495.3)
Other comprehensive income (loss), net of tax	169.1	145.9	(284.9)
Separation of Specialty Chemicals business	—	7.9	—
Balance at end of fiscal year	(457.3)	(626.4)	(780.2)
Total Stockholders’ equity	10,342.5	9,728.8	11,651.8
Noncontrolling Interests:(5)
Balance at beginning of fiscal year	101.2	132.1	0.6
Noncontrolling interests assumed in business combinations	—	10.9	159.3
Net (loss) income	(12.9)	3.2	0.7
Contributions	—	—	3.5
Distributions	(44.7)	(18.7)	(31.9)
Sale of subsidiary shares from noncontrolling interest	—	(0.2)	—
Other comprehensive income attributable to noncontrolling interest	—	—	(0.1)
Separation of Specialty Chemicals business	—	(26.1)	—
Balance at end of fiscal year	43.6	101.2	132.1
Total equity	$10,386.1	$9,830.0	$11,783.9

(1)
Included in the Issuance of common stock in fiscal 2017 is the issuance of approximately 2.4 million shares of Common Stock valued at $136.1 million in connection with the U.S. Corrugated Acquisition. Included in the Issuance of common stock in fiscal 2015 is the issuance of approximately 131.2 million shares of Common Stock valued at $8,075.8 million in connection with the Combination.

(2)
In connection with the Smurfit-Stone Acquisition, there were approximately 1.4 million shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims. At September 30, 2017, 0.2 million shares remain reserved and unissued.

(3)
In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. Pursuant to the then existing repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares for an aggregate cost of $8.7 million. Subsequent to the Combination, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million under the new authorization. Separately as part of the Combination, we repurchased 10.5 million shares of our Common Stock for an aggregate cost of $667.8 million.

(4)
Includes cash dividends paid, dividend equivalent units on certain restricted stock awards and dividends declared but unpaid related to the shares reserved but unissued at the time of the acquisition for the resolution of Smurfit-Stone bankruptcy claims.

(5)	Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the Consolidated Balance Sheets.

See Accompanying Notes

WESTROCK COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Operating activities:
Consolidated net income (loss)	$698.6	$(389.9)	$511.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,116.6	1,146.5	740.8
Cost of real estate sold	207.9	87.7	32.1
Deferred income tax (benefit) expense	(20.4)	(160.9)	161.4
Share-based compensation expense	58.0	75.7	49.2
(Gain) loss on extinguishment of debt	(1.8)	(2.7)	2.6
(Gain) loss on disposal of plant, equipment and other, net	(4.9)	(6.5)	1.0
Equity in income of unconsolidated entities	(39.0)	(9.7)	(7.1)
Pension and other postretirement funding (more) than expense (income)	(51.0)	275.6	(137.7)
Gain on sale or deconsolidation of subsidiaries	(5.0)	—	—
Gain on Grupo Gondi investment	—	(12.1)	—
Gain on sale of HH&B	(192.8)	—	—
Cash surrender value increase in excess of premiums paid	(34.0)	(27.6)	—
Impairment adjustments	56.8	200.8	6.9
Distributed earnings from equity investments	26.9	9.0	—
Other non-cash items	(38.9)	(42.1)	(14.5)
Land and Development impairment	46.7	—	—
Impairment of Specialty Chemicals goodwill and intangibles	—	579.4	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(97.9)	36.6	106.1
Inventories	(48.2)	50.6	(27.2)
Other assets	(33.7)	(92.7)	(10.0)
Accounts payable	302.2	(197.1)	(38.4)
Income taxes	(67.1)	73.2	(23.6)
Accrued liabilities and other	21.5	94.6	(149.8)
Net cash provided by operating activities	1,900.5	1,688.4	1,203.6
Investing activities:
Capital expenditures	(778.6)	(796.7)	(585.5)
Cash (paid) received for purchase of businesses, net of cash acquired	(1,588.5)	(376.4)	3.7
Debt purchased in connection with an acquisition	—	(36.5)	—
Cash received in merger	—	—	265.7
Corporate-owned life insurance premium paid	(4.4)	(9.0)	—
Investment in unconsolidated entities	(2.5)	(179.9)	—
Cash related to deconsolidation of subsidiary	(3.6)	—	—
Return of capital from unconsolidated entities	18.5	5.7	1.1
Cash received from affiliated entities	—	—	3.5
Proceeds from sale of subsidiary and affiliates	14.8	10.2	—
Proceeds from sale of HH&B	1,005.9	—	—
Proceeds from sale of property, plant and equipment	52.6	31.2	28.8
Net cash used for investing activities	(1,285.8)	(1,351.4)	(282.7)
Financing activities:
Proceeds from issuance of notes	998.4	—	—
Additions (repayments) to revolving credit facilities	421.8	125.5	(48.1)
Additions to debt	742.6	1,511.8	2,176.3
Repayments of debt	(2,331.9)	(1,073.3)	(1,587.5)
Other financing additions (repayments)	23.9	53.3	(0.6)
Debt issuance costs	(9.8)	(3.6)	(7.8)
Specialty Chemicals spin-off of net cash and trust funding	—	(105.0)	—
Issuances of common stock, net of related minimum tax withholdings	35.8	11.8	(19.3)
Purchases of common stock	(93.0)	(335.3)	(336.7)
Purchases of common stock - merger related	—	—	(667.8)
Excess tax benefits from share-based compensation	6.7	0.3	23.0
Payment of contingent consideration from a business combination	(1.1)	—	—
Advances from (repayments to) unconsolidated entity	1.4	(2.3)	(0.3)

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Cash dividends paid to stockholders	(403.2)	(380.7)	(214.5)
Cash distributions paid to noncontrolling interests	(47.0)	(33.5)	(34.7)
Net cash used for financing activities	(655.4)	(231.0)	(718.0)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	6.6	(7.2)
(Decrease) Increase in cash and cash equivalents	(42.8)	112.6	195.7
Cash and cash equivalents from continuing operations, at beginning of period	340.9	207.8	32.6
Cash and cash equivalents from discontinued operations, at beginning of period	—	20.5	—
Balance of cash and cash equivalents at beginning of period	340.9	228.3	32.6
Cash and cash equivalents from continuing operations, at end of period	298.1	340.9	207.8
Cash and cash equivalents from discontinued operations, at end of period	—	—	20.5
Balance of cash and cash equivalents at end of period	$298.1	$340.9	$228.3

Supplemental disclosure of cash flow information:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Cash paid during the period for:
Income taxes, net of refunds	$227.6	$157.4	$89.3
Interest, net of amounts capitalized	$239.0	$229.9	$140.1

Supplemental schedule of non-cash operating and investing activities:

If fiscal 2017, we contributed a subsidiary to an unconsolidated joint venture and deconsolidated another subsidiary which resulted in the derecognition and recognition of certain non-cash items. In connection with the formation of the Grupo Gondi joint venture in fiscal 2016, we contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture and options valued at approximately $0.3 billion. The entity was deconsolidated as of April 1, 2016, which resulted in the derecognition and recognition of the following non-cash items for the year ended September 30:

	2017	2016
	(In millions)
Derecognized:
Accounts receivable	$14.6	$34.7
Inventories	$7.6	$25.8
Other assets	$12.3	$86.3
Accounts payable	$(7.9)	$(15.4)
Income taxes	$(1.4)	$(1.0)
Accrued liabilities and other	$(12.0)	$(18.8)

Recognized:
Investment in unconsolidated entities	$(16.7)	$(123.7)

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in fiscal 2017 relate to the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition. Liabilities assumed in fiscal 2016 relate to the SP Fiber Acquisition and the Packaging Acquisition. Liabilities assumed in fiscal 2015 relate to the Combination. See “Note 6. Merger, Acquisitions and Investment” for additional information.

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Fair value of assets acquired, including goodwill	$3,342.4	$580.7	$16,001.1
Cash consideration for the purchase of businesses, net of cash acquired (1)	(1,592.0)	(376.4)	—
Unreceived working capital or escrow	4.6	3.5	—
Debt purchased in connection with an acquisition	—	(36.5)	—
Stock issued in business combinations	(136.1)	—	(8,075.8)
Fair value of share-based awards issued in business combinations	(1.9)	—	(210.9)
Liabilities and noncontrolling interest assumed	$1,617.0	$171.3	$7,714.4

Included in liabilities assumed is the following item:
Debt assumed in acquisition	$929.1	$15.0	$2,152.9

(1) The fiscal 2017 amount is different from the consolidated statements of cash flows line item “cash (paid) received for the purchase of businesses, net of cash acquired” as the statement of cash flow amount is net of the receipt of a $3.5 million escrow payment related to the Packaging Acquisition.

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

WestRock is a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from our operating and business locations in North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

WestRock was formed on March 6, 2015 for the purpose of effecting the Combination and, prior to the Combination, did not conduct any activities other than those incidental to its formation and the matters contemplated by the Business Combination Agreement. On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses and RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer in the Combination. We believe the Combination combined two industry leaders to create a leading global provider of consumer and corrugated packaging solutions. See “Note 6. Merger, Acquisitions and Investment” for additional information.

On May 15, 2016, WestRock completed the Separation, pursuant to which we disposed of our former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations in our consolidated financial statements. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented. See “Note 7. Discontinued Operations” for additional information.

On April 6, 2017, we completed the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017. See “Note 8. Assets Held For Sale” for additional information.

On June 6, 2017, we completed the MPS Acquisition. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. MPS is reported in our Consumer Packaging segment. See “Note 6. Merger, Acquisitions and Investment” for additional information.

Consolidation

The consolidated financial statements include our accounts and the accounts of our partially-owned consolidated subsidiaries. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method. Our equity and cost method investments are not significant either individually or in the aggregate. We have eliminated all significant intercompany accounts and transactions. See “Note 21. Segment Information” for our equity method investments.

Reclassifications

In fiscal 2017, we reported assets held for sale separately on our consolidated balance sheet, as well as distributed earnings from equity investments on our consolidated statements of cash flows. The presentation of other current assets on our consolidated balance sheets and other assets on our consolidated statements of cash flows at and for the year ended September 30, 2016 has been changed to conform to the current year presentation. In addition, due to the retrospective adoption of certain provisions of ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share” that eliminated the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (or its equivalent) practical expedient, we have conformed the September 30, 2016 table that summarizes our pension plan assets measured at fair value to the current year presentation and correspondingly removed the table that reflected changes in our level 3 pension plan assets since we had no level 3 assets remaining after the adoption.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates to evaluate the recoverability of goodwill, intangibles and property, plant and equipment, to determine the useful lives of assets that are amortized or depreciated, and to measure income taxes, self-insured obligations, restructuring activities and allocate the purchase price of an acquired business to the fair value of acquired assets and liabilities. In addition, significant estimates form the basis for our reserves with respect to collectibility of accounts receivable, inventory valuations, pension benefits, deferred tax asset valuation allowances and certain benefits provided to current and retired employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We regularly evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

Accounts Receivable and Allowances

We perform periodic evaluations of our customers’ financial condition and generally do not require collateral. The weighted average of our receivables collection is within 30 to 60 days. We sell certain receivables under our A/R Sales Agreement. We serve a diverse customer base primarily in North America, South America, Europe, Asia and Australia, and, therefore, have limited exposure from credit loss to any particular customer or industry segment.

We state accounts receivable at the amount owed by the customer, net of an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. We do not discount accounts receivable because we generally collect accounts receivable over a relatively short time. We account for sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between a customer and us on a net basis which excludes the taxes from our net sales. We estimate our allowance for doubtful accounts based on our historical experience, current economic conditions and the credit worthiness of our customers. We charge off receivables when they are determined to be no longer collectible. In fiscal 2017, 2016 and 2015 our bad debt expense was not significant.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, returns and allowances and cash discounts for fiscal 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Balance at beginning of fiscal year	$36.5	$29.5	$25.1
Reduction in sales and charges to costs and expenses	215.6	200.8	166.6
Deductions	(206.3)	(193.8)	(162.2)
Balance at end of fiscal year	$45.8	$36.5	$29.5

Inventories

We value substantially all U.S. inventories at the lower of cost or market, with cost determined on the LIFO basis. We value all other inventories at the lower of cost or market, with cost determined using methods that approximate cost computed on a FIFO basis. These other inventories represent primarily foreign inventories, spare parts inventories and certain inventoried supplies and aggregate to approximately 32% and 35% of FIFO cost of all inventory at September 30, 2017 and 2016, respectively.

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

Property, Plant and Equipment

We state property, plant and equipment at cost. Cost includes major expenditures for improvements and replacements that extend useful lives, increase capacity, increase revenues or reduce costs. During fiscal 2017, 2016 and 2015, we capitalized interest of approximately $7.0 million, $7.6 million and $4.0 million, respectively. For financial reporting purposes, we provide depreciation and amortization primarily on a straight-line method generally over the estimated useful lives of the assets as follows:

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the adoption of ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, the goodwill impairment model is a two-step process. We have not yet adopted the ASU. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. We did not attempt a qualitative assessment and moved directly to step one. In step one, we utilize the present value of expected net cash flows to determine the estimated fair value of our reporting units. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales volume, prices, inflation, discount rates, exchange rates, tax rates, anticipated synergies and productivity improvements resulting from acquisitions, capital expenditures and continuous improvement projects. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, updated to reflect current expectations. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying amount of the reporting unit exceeds its estimated fair value, we would complete step two of the impairment analysis. Step two involves determining the implied fair value of the reporting unit’s goodwill and comparing it to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess.

During the fourth quarter of fiscal 2017, of those reporting units that have goodwill, our Consumer Packaging and Brazil Corrugated reporting units had a fair value which exceeded their carrying value by a little more than 10%, due primarily to the Combination and the MPS Acquisition and the corresponding fair value accounting. If we had concluded that it was appropriate to increase the discount rate we used by 100 basis point to estimate the fair value of each reporting unit that has goodwill, the fair value for each of our reporting units would have continued to exceed its carrying value except for the Consumer Packaging and Brazil Corrugated reporting units. No events have occurred since the latest annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment.

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

Included in our long-lived assets are certain identifiable intangible assets. These intangible assets are amortized based on the approximate pattern in which the economic benefits are consumed or straight-line if the pattern was not reliably determinable. Estimated useful lives range from 1 to 40 years and have a weighted average life of approximately 16.6 years.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring

Our restructuring and other costs, net include primarily items such as restructuring portions of our operations, acquisition costs, divestiture costs and integration costs. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is possible that we may engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including severance costs, leases and other contractual obligations, and the adjustment of property, plant and equipment to net realizable value. We believe our estimates are reasonable, considering our knowledge of the industries we operate in, previous experience in exiting activities and valuations we may obtain from independent third parties. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Business Combinations

From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

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

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivables, certain other current assets, short-term debt, accounts payable, certain other current liabilities and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of our long-term debt are estimated using quoted market prices or are based on the discounted value of future cash flows. We disclose the fair value of long-term debt in “Note 11. Debt” and our pension and postretirement assets and liabilities in “Note 15. Retirement Plans”. We have, or from time to time may have, financial instruments recognized at fair value including Supplemental Plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar class of assets or liabilities, the fair value of which are not significant. We measure the fair value of our mutual fund investments based on quoted prices in active markets, and our derivative contracts, if any, based on discounted cash flows.

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a merger or an acquisition or in a nonmonetary exchange, and property, plant and equipment and goodwill and other intangible assets that are written down to fair value when they are held for sale or determined to be impaired. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complex. Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and could result in future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These adjustments could have a material impact on our financial condition and results of operations. We discuss fair values in more detail in “Note 12. Fair Value”.

Derivatives

We are exposed to interest rate risk, commodity price risk and foreign currency exchange risk. To manage these risks, from time to time and to varying degrees, we may enter into a variety of financial derivative transactions and certain physical commodity transactions that are determined to be derivatives. Interest rate swaps may be entered into to manage the interest rate risk associated with a portion of our outstanding debt. Interest rate swaps are either designated for accounting purposes as cash flow hedges of forecasted floating interest payments on variable rate debt or fair value hedges of fixed rate debt, or we may elect not to treat them as accounting hedges. Swaps or forward contracts on certain commodities may be entered into to manage the price risk associated with forecasted purchases or sales of those commodities. In addition, certain commodity financial derivative contracts and physical commodity contracts that are determined to be derivatives may not be designated as accounting hedges because either they do not meet the criteria for treatment as accounting hedges under ASC 815, “Derivatives and Hedging”, or we elect not to treat them as accounting hedges under ASC 815. We may also enter into forward contracts to manage our exposure to fluctuations in foreign currency rates with respect to transactions denominated in currencies such as Canadian dollars, the Euro or Brazilian Real. These also can either be designated for accounting purposes as cash flow hedges or not so designated.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the derivative agreements. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. We manage our exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We may enter into financial derivative contracts that may contain credit-risk-related contingent features which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

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

At September 30, 2017, there were no interest rate or commodity derivatives outstanding, and the notional amount of foreign currency derivatives were $47.8 million. At September 30, 2016, there were no foreign currency, interest rate or commodity derivatives outstanding.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheet in accordance with ASU 2015-17. We adopted these provisions prospectively on December 31, 2015, and prior periods were not retrospectively adjusted.

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

Certain provisions of ASC 740, “Income Taxes” provide that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized. See “Note 14. Income Taxes.”

Pension and Other Postretirement Benefits

We account for pension and other postretirement benefits in accordance with ASC 715, “Compensation — Retirement Benefits”. Accordingly, we recognize the funded status of our pension plans as assets or liabilities in our consolidated balance sheets. The funded status is the difference between our projected benefit obligations and fair value of plan assets. The determination of our obligation and expense for pension and other postretirement benefits is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. We describe these assumptions in “Note 15. Retirement Plans,” which include, among others, the discount rate, expected long-term rates of return on plan assets and rates of increase in compensation levels. As provided under ASC 715, we defer actual results that differ from our assumptions, i.e. actuarial gains and losses, and amortize the difference over future periods. Therefore, these differences generally affect our recognized expense and funding requirements in future periods. Actuarial gains and losses occur when actual experience differs from the estimates used to determine the components of net periodic pension cost and when certain assumptions used to determine the fair value of the plan assets or projected benefit obligation are updated, such as but not limited to, changes in the discount rate, plan amendments, differences between actual and expected returns on plan assets, mortality assumptions and plan remeasurement.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

We recognize expense for share-based compensation plans based on the estimated fair value of the related awards in accordance with ASC 718, “Compensation — Stock Compensation”. Pursuant to our incentive stock plans, we can grant options and restricted stock, SARs and restricted stock units to employees and our non-employee directors. The grants generally vest over a period of up to three years depending on the nature of the award, except for non-employee director grants, which typically vest over a period of up to one year. Our restricted stock grants to employees generally contain performance or market conditions that must be met in conjunction with a service requirement for the shares to vest. We charge compensation under the plan to earnings over each increment’s individual restriction period. See “Note 17. Share-Based Compensation” for additional information.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410, “Asset Retirement and Environmental Obligations”. A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such time that a reasonable estimate may be made. Our asset retirement obligations consist primarily of landfill closure and post-closure costs at certain of our mills. At September 30, 2017 and September 30, 2016, we had recorded liabilities of $70.5 million and $78.9 million, respectively.

Repair and Maintenance Costs

We expense routine repair and maintenance costs as we incur them. We defer certain expenses we incur during planned major maintenance activities and recognize the expenses ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. This maintenance is generally performed every twelve to twenty-four months and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.

Foreign Currency

We translate the assets and liabilities of our foreign operations from their functional currency into U.S. dollars at the rate of exchange in effect as of the balance sheet date. We reflect the resulting translation adjustments in equity. We translate the revenues and expenses of our foreign operations at a daily average rate prevailing for each month during the fiscal year. We include gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, in the consolidated statements of operations. We recorded a gain on foreign currency transactions of $4.3 million and $2.9 million in fiscal 2017 and 2015, respectively. We recorded a loss on foreign currency transactions of $6.5 million in fiscal 2016.

Environmental Remediation Costs

We accrue for losses associated with our environmental remediation obligations when it is probable that we have incurred a liability and the amount of the loss can be reasonably estimated. We generally recognize accruals for estimated losses from our environmental remediation obligations no later than completion of the remedial feasibility study and adjust such accruals as further information develops or circumstances change. We recognize recoveries of our environmental remediation costs from other parties as assets when we deem their receipt probable. See “Note 19. Commitments and Contingencies.”

New Accounting Standards - Recently Adopted

In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control”, which amends certain provisions of ASC 810, “Consolidation”. The ASU amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a variable interest entity. Under the ASU, a reporting entity considers its indirect economic interests in a variable interest entity held through related parties that are under common control on a proportionate basis, in a manner consistent with its consideration of its indirect economic interests held through related parties that are not under common control. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning on or

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2016 (October 1, 2017 for us). We adopted these provisions on October 1, 2017, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Improvements To Employee Share Based Payment Accounting”, which amends certain provisions of ASC 718. The ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years. We adopted these provisions on October 1, 2017, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 “Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting”, which amends certain provisions of ASC 323 “Investments-Equity Method and Joint Ventures”. The ASU eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years. We adopted these provisions on October 1, 2017, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which amends certain provisions of ASC 815 “Derivatives and Hedging”. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under ASC 815 does not, in and of itself, require de-designation of the instrument if all other hedge criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years, and can be adopted using a prospective or modified retrospective approach. Early adoption is permitted. We adopted these provisions on October 1, 2017, and the adoption of these provisions did not have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”, which amends certain provisions of ASC 330 “Inventory”. The ASU requires inventory to be measured at the lower of cost and net realizable value. These provisions do not apply to inventory that is measured using LIFO or the retail inventory method. These provisions apply to all other inventory, which includes inventory that is measured using FIFO or average cost. These provisions are effective for fiscal years beginning after December 15, 2016 (October 1, 2017 for us), including interim periods within those fiscal years, applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We adopted these provisions on October 1, 2017, and the adoption of these provisions did not have a material effect on our consolidated financial statements given that the majority of our inventory is measured at LIFO.

New Accounting Standards - Recently Issued

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this ASU also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. These provisions are effective for fiscal years beginning after December 15, 2019 (October 1, 2020 for us), including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement in ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. Therefore, these provisions are effective for annual reporting periods beginning after December 15, 2017 (October 1, 2018 for us), including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. The FASB has clarified this guidance in various updates (ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05) since May 2014, all of which have the same effective date as the original guidance. We are evaluating the impact of these provisions. We will adopt the revenue standard as of October 1, 2018 and currently expect to use the modified retrospective approach. We manufacture certain products that have no alternative use to us (since such products are made to specific customer orders), and we believe for certain customers we have a legally enforceable right to payment for performance completed to date on these manufactured products including a reasonable profit. For those manufactured products that meet these two criteria, we will recognize revenue “over time” upon the adoption of ASC 606. This could result in (a) revenue recognition prior to the date of shipment or title transfer for these products and (b) an increase in unbilled receivables balances and a reduction in finished goods inventory balances on our balance sheet from historic and current levels. We are continuing to evaluate the impact of the provisions of the new revenue standard on the Company's financial position, results of operations and cash flows.

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

	September 30,
	2017	2016	2015
Basic earnings (loss) per share:
Numerator:
Income from continuing operations	$698.6	$154.8	$501.2
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	9.6	(2.1)	(3.3)
Income available to common stockholders, before discontinued operations	708.2	152.7	497.9
Less: Distributed and undistributed income available to participating securities	(0.1)	—	—
Distributed and undistributed income attributable to common stockholders, before discontinued operations	708.1	152.7	497.9
(Loss) income from discontinued operations (1)	—	(549.0)	9.2
Net income (loss) attributable to common stockholders	$708.1	$(396.3)	$507.1
Denominator:
Basic weighted average shares outstanding	252.2	254.0	170.6

Basic earnings per share from continuing operations	$2.81	$0.60	$2.92
Basic (loss) earnings per share from discontinued operations	—	(2.16)	0.05
Basic earnings (loss) per share attributable to common stockholders	$2.81	$(1.56)	$2.97

Diluted earnings (loss) per share:
Numerator:
Income from continuing operations	$698.6	$154.8	$501.2
Less: Net loss (income) from continuing operations attributable to noncontrolling interest	9.6	(2.1)	(3.3)
Income available to common stockholders, before discontinued operations	708.2	152.7	497.9
Less: Distributed and undistributed income available to participating securities	(0.1)	—	—
Distributed and undistributed income attributable to common stockholders, before discontinued operations	708.1	152.7	497.9
(Loss) Income from discontinued operations (1)	—	(549.0)	9.2
Net income (loss) attributable to common stockholders	$708.1	$(396.3)	$507.1
Denominator:
Basic weighted average shares outstanding	252.2	254.0	170.6
Effect of dilutive stock options and non-participating securities	3.5	3.9	2.7
Diluted weighted average shares outstanding	255.7	257.9	173.3

Diluted earnings per share from continuing operations	$2.77	$0.59	$2.87
Diluted (loss) earnings per share from discontinued operations	—	(2.13)	0.06
Diluted earnings (loss) per share attributable to common stockholders	$2.77	$(1.54)	$2.93

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net of income attributable to noncontrolling interests of discontinued operations of $4.3 million and $1.4 million for the fiscal years ended September 30, 2016 and 2015.

Weighted average shares include 0.2 million and 0.3 million of reserved, but unissued shares at September 30, 2017 and 2016. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the resolution of Smurfit-Stone bankruptcy claims.

Options and restricted stock in the amount of 0.7 million, 1.6 million and 0.4 million common shares in fiscal 2017, 2016 and 2015, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. The dilutive impact of the remaining awards outstanding in each year were included in the effect of dilutive securities.

Note 3.	Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the fiscal years ended September 30, 2017 and 2016 (in millions):

	Deferred Loss on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2015	$(1.4)	$(540.7)	$(238.1)	$—	$(780.2)
Other comprehensive (loss) income before reclassifications	(0.4)	(222.2)	109.9	—	(112.7)
Amounts reclassified from accumulated other comprehensive loss (2)	1.2	237.2	20.2	—	258.6
Net current period other comprehensive income	0.8	15.0	130.1	—	145.9

Separation of Specialty Chemicals business	0.4	1.9	5.6	—	7.9

Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$—	$(626.4)
Other comprehensive income before reclassifications	—	22.8	80.8	0.7	104.3
Amounts reclassified from accumulated other comprehensive (income) loss	(0.5)	35.6	—	—	35.1
Sale of HH&B	—	2.9	26.8	—	29.7
Net current period other comprehensive (loss) income	(0.5)	61.3	107.6	0.7	169.1
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)

(1)     All amounts are net of tax and noncontrolling interest.

(2)	Amounts reclasssified from accumulated other comprehensive loss for defined benefit pension and postretirement plans in fiscal 2016 includes the pension risk transfer expense, net of tax.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component for the fiscal years ended September 30, 2017 and 2016 (in millions):

	Years Ended September 30,
	2017			2016
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)(3)	$(56.3)	$20.4	$(35.9)	$(379.4)	$143.2	$(236.2)
Prior service credits (costs) (2)	0.5	(0.2)	0.3	(1.7)	0.7	(1.0)
Sale of HH&B (4)	(4.2)	1.3	(2.9)	—	—	—
Subtotal defined benefit plans	(60.0)	21.5	(38.5)	(381.1)	143.9	(237.2)

Foreign currency translation adjustments: (1)
Sale of HH&B (4)	(26.8)	—	(26.8)	—	—	—
Sale of foreign subsidiary (5)	—	—	—	(20.2)	—	(20.2)
Subtotal foreign currency translation adjustment	(26.8)	—	(26.8)	(20.2)	—	(20.2)

Derivative Instruments: (1)
Commodity currency cash flow hedges (6)	—	—	—	(1.5)	0.5	(1.0)
Foreign currency cash flow hedges (7)	0.8	(0.3)	0.5	(0.4)	0.2	(0.2)
Subtotal derivative instruments	0.8	(0.3)	0.5	(1.9)	0.7	(1.2)

Total reclassifications for the period	$(86.0)	$21.2	$(64.8)	$(403.2)	$144.6	$(258.6)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 15. Retirement Plans” for additional details.

(3)	Fiscal 2016 includes pension risk transfer expense.

(4)	Included in gain on sale of HH&B.

(5)	These accumulated other comprehensive income components are included in interest income and other income (expense), net.

(6)	These accumulated other comprehensive income components are included in cost of goods sold.

(7)	These accumulated other comprehensive income components are included in net sales.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the components of other comprehensive income (loss), including noncontrolling interest, for the years ended September 30, 2017, 2016 and 2015, is as follows (in millions):

Fiscal 2017	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$80.7	$—	$80.7
Sale of HH&B, foreign currency	26.8	—	26.8
Reclassification adjustment of net gain on cash flow hedges included in earnings	(0.8)	0.3	(0.5)
Net actuarial gain arising during period	34.1	(11.9)	22.2
Amortization and settlement recognition of net actuarial loss	56.4	(20.4)	36.0
Prior service credit arising during the period	1.0	(0.3)	0.7
Amortization of prior service credit	(0.4)	0.2	(0.2)
Unrealized gain on available for sale security	0.7	—	0.7
Sale of HH&B, defined benefit pension plans	4.2	(1.3)	2.9
Consolidated other comprehensive income	202.7	(33.4)	169.3
Less: Other comprehensive income attributable to noncontrolling interests	(0.2)	—	(0.2)
Other comprehensive income attributable to common stockholders	$202.5	$(33.4)	$169.1

Fiscal 2016	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation gain	$109.8	$—	$109.8
Deferred loss on cash flow hedges	(0.7)	0.3	(0.4)
Reclassification adjustment of net loss on cash flow hedges included in earnings	1.9	(0.7)	1.2
Net actuarial loss arising during period	(354.0)	129.4	(224.6)
Amortization and settlement recognition of net actuarial loss (1)	379.7	(143.2)	236.5
Prior service credit arising during the period	2.3	(0.9)	1.4
Amortization of prior service cost	1.8	(0.7)	1.1
Sale of foreign subsidiary	20.2	—	20.2
Consolidated other comprehensive income	161.0	(15.8)	145.2
Less: Other comprehensive loss attributable to noncontrolling interests	0.7	—	0.7
Other comprehensive income attributable to common stockholders	$161.7	$(15.8)	$145.9

Fiscal 2015	Pre-Tax Amount	Tax	Net of Tax Amount
Foreign currency translation loss	$(242.0)	$—	$(242.0)
Deferred loss on cash flow hedges	(2.6)	1.0	(1.6)
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.7	(0.3)	0.4
Net actuarial loss arising during period	(81.5)	28.9	(52.6)
Amortization and settlement recognition of net actuarial loss	48.1	(17.8)	30.3
Prior service cost arising during period	(25.0)	9.6	(15.4)
Amortization of prior service credit	(7.5)	2.9	(4.6)
Consolidated other comprehensive loss	(309.8)	24.3	(285.5)
Less: Other comprehensive loss attributable to noncontrolling interests	0.6	—	0.6
Other comprehensive loss attributable to common stockholders	$(309.2)	$24.3	$(284.9)

(1)	Includes pension risk transfer expense.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

Inventories are as follows (in millions):

	September 30,
	2017	2016
Finished goods and work in process	$905.0	$800.6
Raw materials	614.2	535.7
Supplies and spare parts	360.7	335.7
Inventories at FIFO cost	1,879.9	1,672.0
LIFO reserve	(82.6)	(33.8)
Net inventories	$1,797.3	$1,638.2

It is impracticable to segregate the LIFO reserve between raw materials, finished goods and work in process. In fiscal 2017, we had no LIFO layer liquidations. In fiscal 2016 and 2015, we reduced inventory quantities in some of our LIFO pools. These reductions result in liquidations of LIFO inventory quantities generally carried at lower costs prevailing in prior years as compared with the cost of the purchases in the respective fiscal years, the effect of which typically decreases cost of goods sold. The impact of the liquidations in fiscal 2016 and 2015 was not significant.

Note 5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	September 30,
	2017	2016
Property, plant and equipment at cost:
Land and buildings	$2,034.3	$2,307.9
Machinery and equipment	11,349.7	10,672.9
Forestlands and mineral rights	208.3	201.1
Transportation equipment	30.7	27.6
Leasehold improvements	59.5	62.4
	13,682.5	13,271.9
Less: accumulated depreciation and amortization	(4,564.2)	(3,977.6)
Property, plant and equipment, net	$9,118.3	$9,294.3

Depreciation expense, excluding discontinued operations, for fiscal 2017, 2016 and 2015 was $855.9 million, $848.9 million and $578.4 million, respectively. See “Note 7. Discontinued Operations” for additional information.

Note 6.	Merger, Acquisitions and Investment

Hannapak Acquisition

On August 1, 2017, we completed the Hannapak Acquisition in a stock purchase. Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery, and healthcare. We expect this acquisition will build on our established and growing packaging business in the region. The purchase consideration for the Hannapak Acquisition was $59.4 million, net of cash received of $0.6 million and an unreceived working capital settlement of $2.4 million. We have included the financial results of the acquired assets since the date of the acquisition in our Consumer Packaging segment.

The preliminary allocation of consideration primarily included $14.5 million of customer relationship intangible assets, $20.1 million of goodwill, $13.9 million of property, plant and equipment and $7.1 million of liabilities. We are amortizing the customer relationship intangibles over 13 years based on a straight-line basis because the amortization pattern was not reliably determinable.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles are not amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

Island Container Acquisition

On July 17, 2017, we completed the Island Container Acquisition in an asset purchase. The assets acquired include a corrugator and corrugated converting operations located in Wheatley Heights, New York, and certain related fulfillment assets located in Saddle Brook, New Jersey. We expect this acquisition will enable us to integrate more than 80,000 tons of containerboard annually into our Corrugated Packaging segment. The purchase consideration for the Island Container Acquisition was $84.7 million, including an estimated unpaid working capital settlement of $1.2 million. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The preliminary allocation of consideration primarily included $43.0 million of customer relationship intangible assets, $27.2 million of goodwill, $5.4 million of property, plant and equipment and $1.2 million of liabilities. We are amortizing the customer relationship intangibles over 8.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. The goodwill and intangibles are amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

MPS Acquisition

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We acquired the outstanding shares of MPS for $18.00 per share in cash and the assumption of debt. We believe this acquisition increases annual paperboard consumption by approximately 225,000 tons, of which we expect 35% to 45% to be supplied by us.

In connection with the MPS Acquisition, we paid cash of $1,351.1 million, net of cash received of $47.5 million. The purchase consideration included the assumption of $929.1 million of debt and $1.9 million related to MPS equity awards that were replaced with WestRock equity awards with identical terms for the pre-acquisition service. The amount related to post-acquisition service is being expensed over the remaining service period of the awards. See “Note 17. Share-Based Compensation” for additional information on the converted awards. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment.

The preliminary allocation of consideration primarily included $1,017.6 million of intangible assets, $887.7 million of goodwill, $486.3 million of property, plant and equipment and $1,554.7 million of liabilities and noncontrolling interests, including debt and deferred income taxes. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average life and the preliminary allocation to intangible assets recognized in the MPS Acquisition, excluding goodwill (in millions):

	Weighted Avg. Life	Amounts Recognized as of the Acquisition Date
Customer relationships	14.6	$999.9
Trademarks and tradenames	3.0	15.2
Photo library	10.0	2.5
Total	14.4	$1,017.6

None of the intangibles has significant residual value. We are amortizing the customer relationship intangibles over estimated useful lives ranging from 13 to 16 years based on a straight-line basis because the amortization pattern was not reliably determinable.

U.S. Corrugated Acquisition

On June 9, 2017, we completed the U.S. Corrugated Acquisition in a stock purchase. We acquired five corrugated converting facilities in Ohio, Pennsylvania and Louisiana that provide a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. We believe the acquisition will enable us to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller.

The purchase consideration was $193.7 million, net of cash received of $1.4 million and an unreceived working capital settlement of $3.4 million. The consideration included the issuance of 2.4 million shares of Common Stock valued at $136.1 million. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The preliminary allocation of consideration primarily included $77.8 million of customer relationship intangible assets, $108.2 million of goodwill, $30.0 million of property, plant and equipment and $53.2 million of liabilities, including deferred income taxes. We are amortizing the customer relationship intangibles over 7.5 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

Star Pizza Acquisition

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provides us with a leadership position in the fast growing small-run pizza box market and increases our vertical integration. The purchase price was $34.6 million, net of a $0.7 million working capital settlement. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

The preliminary purchase price allocation for the acquisition primarily included $24.8 million of customer relationship intangible assets and $2.2 million of goodwill. We are amortizing the customer relationship intangibles over 10 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force. We expect the goodwill and intangibles to be amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed; thus, the allocation of the purchase price is preliminary and subject to revision.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grupo Gondi Investment

On April 1, 2016, we completed the formation of a joint venture with Grupo Gondi in Mexico. We contributed $175.0 million in cash and the stock of an entity that owns three corrugated packaging facilities in Mexico in return for a 25.0% equity participation in the joint venture together with future put and call rights. The investment was valued at approximately $0.3 billion. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The majority equity holders manage the joint venture and we provide technical and commercial resources and supply certain paperboard to the joint venture. We believe the joint venture will help grow our presence in the attractive Mexican market. As a result of the transaction, we recorded a pre-tax non-cash gain of $12.1 million included in “Interest income and other income (expense), net” on our Consolidated Statements of Operations in fiscal 2016. The transaction includes future put and call rights with respect to the respective parties’ ownership interest in the joint venture. We have included the financial results of the joint venture since the date of the formation in our Corrugated Packaging segment, and are accounting for the investment under the equity method. In the third quarter of fiscal 2017, the joint venture entity had a stock redemption from a minority partner. As a result, our equity participation in the joint venture increased to approximately 27.0%. The transaction continues to include future put and call rights with respect to the respective parties’ ownership interest in the joint venture. See “Note 23. Subsequent Events (Unaudited) — Grupo Gondi Investment” for recent developments.

Packaging Acquisition

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

SP Fiber

On October 1, 2015, completed the SP Fiber Acquisition in a stock purchase. The transaction included the acquisition of mills located in Dublin, GA and Newberg, OR, which produce lightweight recycled containerboard and kraft and bag paper. The Newberg mill also produced newsprint. As part of the transaction, we also acquired SP Fiber's 48% interest in GPS. GPS is a joint venture providing steam to the Dublin mill and electricity to Georgia Power. The purchase price was $278.8 million, net of cash received of $9.2 million and a working capital settlement. In addition, we paid $36.5 million for debt owed by GPS and thereby own the majority of the debt issued by GPS.

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

The purchase price allocation for the acquisition primarily included $324.8 million of property, plant and equipment, $13.5 million of customer relationship intangible assets, $57.3 million of goodwill, and $150.3 million of liabilities and noncontrolling interests, including $13.7 million of debt primarily owed by GPS to third parties. We are amortizing the customer relationship intangibles over 20 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), the assembled work force of SP Fiber as well as due to establishing deferred taxes for the difference between the book to tax basis of the assets and liabilities acquired. The goodwill and intangibles are not amortizable for income tax purposes.

The Combination

On July 1, 2015, pursuant to the Business Combination Agreement, RockTenn and MWV completed a strategic combination of their respective businesses. Pursuant to the Business Combination Agreement, RockTenn and MWV each became wholly-owned subsidiaries of WestRock. RockTenn was the accounting acquirer. We believe the Combination combined two industry leaders to create a leading global provider of consumer and corrugated packaging solutions.

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

(3)	The net assets acquired include the Specialty Chemicals business, which was separated from WestRock on May 15, 2016. See “Note 7. Discontinued Operations” for additional information.

The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced geographic reach of the combined organization, increased vertical integration and other synergistic opportunities), the assembled work force of MWV as well as due to establishing deferred tax liabilities for the assets and liabilities acquired. The goodwill and intangibles resulting from the acquisition will not be amortizable for tax purposes. See “Note 21. Segment Information” for the allocation of goodwill.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average life and gross carrying amount relating to intangible assets recognized in the Combination, excluding goodwill (in millions):

	Weighted Avg. Life	Gross Carrying Amount
Customer relationships	19.2	$2,881.7
Patents	9.8	57.2
Trademarks and tradenames	4.5	52.9
Favorable contracts	8.2	2.4
Total	18.8	$2,994.2

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

Year Ended
September 30, 2015
(Unaudited, in millions)
Net sales	$14,347.0
Net income attributable to common stockholders	$666.3

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

Unaudited pro forma earnings for fiscal 2015 were adjusted to exclude $126.7 million of acquisition related costs which primarily consist of advisory, legal, accounting, valuation, other professional or consulting fees and change in control related acceleration of share-based compensation, $71.6 million for the expensing of inventory stepped-up in purchase accounting, net of related LIFO impact and $2.6 million of loss on extinguishment of debt. Included in earnings for fiscal 2015 are $75.5 million of integration related costs related to the Combination which primarily consist of severance and other employee costs and professional services. In fiscal 2017, we recategorized our integration costs to exclude severance and other employee costs. These costs have now been presented as restructuring costs. We recategorized $48.2 million related to fiscal 2015. See “Note 9. Restructuring and Other Costs, Net”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Discontinued Operations

On May 15, 2016, WestRock completed the Separation. We distributed 100% of the outstanding common stock, par value $0.01 per share, of Ingevity, then a wholly-owned subsidiary of WestRock, to WestRock’s stockholders of record as of the close of business on May 4, 2016, with such stockholders receiving one share of Ingevity common stock for every six shares of Common Stock held as of such record date. Since the Separation, we have not beneficially owned any shares of Ingevity common stock and Ingevity has been an independent public company trading under the symbol “NGVT” on the NYSE. We disposed of the former Specialty Chemicals segment in its entirety and ceased to consolidate its assets, liabilities and results of operations. Accordingly, we have presented the financial position and results of operations of our former Specialty Chemicals segment as discontinued operations in the accompanying consolidated financial statements for all periods presented.

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

Prior to the Separation, Ingevity, then a wholly-owned subsidiary of WestRock, borrowed $500.0 million in contemplation of the Separation and distributed the majority of these funds to WestRock, which used the funds to pay down debt. In addition, Ingevity assumed an $80.0 million, 7.67% capital lease obligation due January 15, 2027 owed to the City of Wickliffe, KY. In contemplation of the Separation, Ingevity also funded a trust in the amount of $68.9 million to secure the balloon principal payment of the capital lease upon the lease’s maturity. We remain a co-obligor on the capital lease obligation; therefore, the capital lease assumed by Ingevity remains recorded in our consolidated financial statements in long-term debt. At the time of the Separation, we recorded a $108.2 million long-term asset for the estimated fair value of the future principal and interest payments on the capital lease obligation assumed by Ingevity. The value of the long-term asset and the long-term debt under the lease will reduce over the life of the lease using the effective interest method. The $500.0 million of debt and the $68.9 million in the trust were assumed by Ingevity, and removed from our consolidated financial statements as part of our discontinued operations reporting.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Until the completion of the Separation, GAAP required us to assess impairment of the Specialty Chemicals’ long-lived assets using the “held and used” model which was based on undiscounted future cash flows. Under this model, if the expected cash flows over the life of the primary asset of the reporting unit were in excess of the carrying amount, then there would be no impairment. At the date of the Separation, we assessed Specialty Chemical’s assets for potential impairment using the “held for sale” model. This model compares the fair value of the disposal unit to its carrying value and if the fair value less cost to sell is lower, then an impairment loss would be recorded. At the date of the Separation, we evaluated the Specialty Chemical’s intangibles, which consisted predominantly of customer list intangibles, for impairment. Our analysis at May 15, 2016, using the income approach (multi-period excess earnings method), indicated that there was a $101.1 million pre-tax non-cash impairment of our Specialty Chemicals customer relationships intangible. The impairment loss was recorded on the Separation and is included as a component of discontinued operations.

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

Note 8.	Assets Held For Sale

During the second quarter of fiscal 2017, we committed to a plan to sell HH&B. On January 23, 2017, we announced we had entered into an agreement with certain subsidiaries of Silgan under which Silgan would purchase HH&B for approximately $1.025 billion in cash plus the assumption of approximately $25 million in foreign pension liabilities. Accordingly, in the second quarter of fiscal 2017, all of the assets and liabilities of HH&B were reported as assets and liabilities held for sale. We discontinued recording depreciation and amortization while the assets were held for sale. On April 6, 2017, we announced that we had completed

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition. We recorded a pre-tax gain on sale of HH&B of $192.8 million in fiscal 2017.

Due to the accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is reflected as assets held for sale. Assets held for sale at September 30, 2017 of $173.6 million include $150.4 million of Land and Development portfolio assets, with the remainder primarily related to closed facilities. As of September 30, 2016, the $52.3 million of assets held for sale were primarily related to assets under contract in our Land and Development segment.

Note 9.	Restructuring and Other Costs, Net

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs, net, of $196.7 million, $366.4 million and $140.8 million for fiscal 2017, 2016 and 2015, respectively. Of these costs, $86.6 million, $200.2 million and $13.4 million were non-cash for fiscal 2017, 2016 and 2015, respectively. These amounts, which are outlined below, are not comparable since the timing and scope of the individual actions associated with each restructuring, acquisition, divestiture or integration can vary. The restructuring and other costs, net, exclude the Specialty Chemicals costs which are included in discontinued operations. We present our restructuring and other costs, net in more detail below and those charged to discontinued operations in “Note 7. Discontinued Operations”.

The following table summarizes our Restructuring and other costs, net for fiscal 2017, 2016 and 2015 (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Restructuring	$113.4	$294.9	$60.3
Other	83.3	71.5	80.5
Restructuring and Other Costs, net	$196.7	$366.4	$140.8

Restructuring

Our restructuring charges are primarily associated with plant closures and employee costs due to merger and acquisition-related workforce reductions. When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

Although specific circumstances vary, our strategy has generally been to consolidate our sales and operations into large well-equipped plants that operate at high utilization rates and take advantage of available capacity created by operational excellence initiatives and/or further optimize our system following mergers and acquisitions or a changing business environment. Therefore, we have transferred a substantial portion of each closed plant’s assets and production to our other plants. We believe these actions have allowed us to more effectively manage our business. In our Land and Development segment, the restructuring charges primarily relate to severance and other employee costs associated with the accelerated monetization strategy and wind down of operations.

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the last three fiscal years, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$1.4	$184.5	$1.3	$221.0	$221.0
Severance and other employee costs	3.3	17.4	0.4	43.2	45.1
Equipment and inventory relocation costs	1.9	0.3	1.1	6.5	9.0
Facility carrying costs	5.4	18.9	3.0	36.4	39.7
Other costs	(1.2)	9.1	2.2	20.5	20.5
Restructuring total	$10.8	$230.2	$8.0	$327.6	$335.3

Consumer Packaging

Net property, plant and equipment costs	$28.3	$3.8	$0.9	$37.5	$37.5
Severance and other employee costs	26.4	4.6	1.8	34.4	34.4
Equipment and inventory relocation costs	2.8	1.1	0.5	4.9	7.4
Facility carrying costs	0.7	0.5	0.9	2.4	3.8
Other costs (1)	20.2	—	0.3	20.7	20.7
Restructuring total	$78.4	$10.0	$4.4	$99.9	$103.8

Land and Development

Net property, plant and equipment costs	$1.8	$—	$—	$1.8	$1.8
Severance and other employee costs	2.8	10.6	—	13.4	14.5
Restructuring total	$4.6	$10.6	$—	$15.2	$16.3

Corporate

Net property, plant and equipment costs	$0.1	$1.2	$—	$1.4	$1.4
Severance and other employee costs	14.8	36.9	48.2	99.9	99.9
Other costs	4.7	6.0	(0.3)	10.4	10.4
Restructuring total	$19.6	$44.1	$47.9	$111.7	$111.7

Total

Net property, plant and equipment costs	$31.6	$189.5	$2.2	$261.7	$261.7
Severance and other employee costs	47.3	69.5	50.4	190.9	193.9
Equipment and inventory relocation costs	4.7	1.4	1.6	11.4	16.4
Facility carrying costs	6.1	19.4	3.9	38.8	43.5
Other costs	23.7	15.1	2.2	51.6	51.6
Restructuring total	$113.4	$294.9	$60.3	$554.4	$567.1

(1)	Includes a $17.6 million impairment of a customer relationship intangible in fiscal 2017 related to an exited product line.

We have defined “Net property, plant and equipment” as used in this Note 9 as property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies, and accelerated depreciation on such assets, if any.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Costs

Our other costs consist of acquisition, divestiture and integration costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees, as well as potential litigation costs associated with those activities. Divestiture costs consist primarily of similar professional fees. The divestiture costs in fiscal 2017 are primarily associated with costs incurred during the HH&B Sale process. Post-acquisition, we incur integration costs that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects, and primarily consist of professional services. We consider acquisition, divestiture and integration costs to be Corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, divestiture and integration costs that we incurred during the last three fiscal years (in millions):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Acquisition costs	$27.1	$8.9	$44.4
Divestiture costs	9.8	0.5	—
Integration costs	46.4	62.1	36.1
Other total	$83.3	$71.5	$80.5

In fiscal 2017, we recategorized our integration costs to exclude severance and other employee costs and lease costs associated with mergers and acquisitions, notably for related workforce reductions. These costs have been presented in severance and other employee costs and other costs, respectively, in the restructuring table above. We recategorized $42.6 million and $48.2 million in fiscal 2016 and 2015, respectively, primarily for severance and other employee costs. We had $17.4 million of similar costs in fiscal 2017.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of and the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs, net” on our Consolidated Statements of Operations for fiscal 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Accrual at beginning of fiscal year	$44.8	$21.4	$10.9
Accruals acquired in purchase accounting	3.5	—	2.9
Additional accruals	63.2	75.3	37.6
Payments	(53.3)	(51.9)	(31.4)
Adjustment to accruals	(10.8)	—	1.4
Accrual at end of fiscal year	$47.4	$44.8	$21.4

Reconciliation of accruals and charges to restructuring and other costs, net (in millions):
	2017	2016	2015
Additional accruals and adjustments to accruals (see table above)	$52.4	$75.3	$39.0
Acquisition costs	27.1	8.9	44.4
Divestiture costs	9.8	0.5	—
Integration costs	41.2	59.8	36.8
Net property, plant and equipment	31.6	189.5	2.2
Severance and other employee costs	3.8	11.5	12.7
Equipment and inventory relocation costs	4.7	1.4	1.6
Facility carrying costs	6.1	19.5	3.9
Other costs	20.0	—	0.2
Total restructuring and other costs, net	$196.7	$366.4	$140.8

Note 10.	Other Intangible Assets

The gross carrying amount and accumulated amortization relating to intangible assets, excluding goodwill, is as follows (in millions, except weighted avg. life):

		September 30,
		2017		2016
	Weighted Avg. Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	16.7	$4,046.2	$(806.0)	$3,094.4	$(610.5)
Favorable contracts	9.6	48.2	(30.7)	48.9	(27.0)
Technology and patents	10.7	31.8	(14.4)	55.4	(14.9)
Trademarks and tradenames	16.3	74.7	(31.4)	65.0	(24.1)
Non-compete agreements	2.0	2.5	(0.6)	0.2	(0.1)
License costs	8.8	23.6	(14.6)	23.5	(11.5)
Total	16.6	$4,227.0	$(897.7)	$3,287.4	$(688.1)

Intangible amortization expense, excluding discontinued operations, was $256.2 million, $235.8 million and $131.1 million during fiscal 2017, 2016 and 2015, respectively. The intangible amortization expense is primarily recorded as SG&A intangible amortization. See “Note 7. Discontinued Operations” for additional information.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated intangible asset amortization expense for the succeeding five fiscal years is as follows (in millions):

Fiscal 2018	$294.1
Fiscal 2019	$292.1
Fiscal 2020	$281.3
Fiscal 2021	$234.6
Fiscal 2022	$225.3

Note 11.	Debt

In connection with the Combination, the public bonds issued by WestRock RKT Company and WestRock MWV, LLC are guaranteed by WestRock and have cross-guarantees between the two companies. The IDBs associated with the capital lease obligations of WestRock MWV, LLC are guaranteed by WestRock. The public bonds are unsecured, unsubordinated obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations. The bonds are effectively subordinated to any of our existing and future secured debt to the extent of the value of the assets securing such debt. At September 30, 2017, our Credit Facility, Farm Credit Facility and public bonds were unsecured.

The following were individual components of debt (in millions):

	September 30, 2017		September 30, 2016
	Carrying Value	Weighted Avg Interest Rate	Carrying Value	Weighted Avg Interest Rate
Public bonds due fiscal 2017 to 2022	$1,484.5	4.2%	$1,651.0	3.9%
Public bonds due fiscal 2023 to 2027	1,368.8	3.6%	411.8	4.3%
Public bonds due fiscal 2030 to 2033	975.5	5.2%	987.5	4.7%
Public bonds due fiscal 2037 to 2047	178.8	6.3%	179.2	6.0%
Term loan facilities	1,622.7	2.5%	2,195.7	1.8%
Revolving credit facilities	436.4	1.1%	—	N/A
Receivables-backed financing facility	110.0	2.1%	—	N/A
Capital lease obligations	177.0	4.3%	184.4	4.2%
Supplier financing and commercial card programs	130.3	N/A	106.0	N/A
International and other debt	70.8	6.8%	73.6	7.3%
Total debt	6,554.8	3.6%	5,789.2	3.3%
Less current portion of debt	608.7		292.9
Long-term debt due after one year	$5,946.1		$5,496.3

A portion of the debt classified as long-term, principally our Credit Facility and Receivables Facility, may be paid down earlier than scheduled at our discretion without penalty. Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at September 30, 2017. The carrying value of our debt includes the fair value step-up of debt acquired in mergers and acquisitions. At September 30, 2017, the unamortized fair market value step-up was $281.8 million, which will be amortized over a weighted average remaining life of 12.7 years. The weighted average interest rate also includes the fair value step up. Excluding the step-up, the weighted average interest rate on total debt was 4.1%. At September 30, 2017, we had $114.6 million of outstanding letters of credit not drawn upon. At September 30, 2017, we had approximately $2.9 billion of availability under our committed credit facilities and approximately $0.1 billion available under our uncommitted credit facilities. This liquidity, may be used to provide for ongoing working capital needs and for other general corporate purposes including acquisitions, dividends and stock repurchases. The estimated fair value of our debt was approximately $6.8 billion and $6.0 billion as of September 30, 2017 and September 30, 2016, respectively. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates and are categorized as level 2 within the fair value hierarchy. During fiscal 2017, 2016 and 2015 amortization of debt issuance costs charged to interest expense were $4.5 million, $4.6 million and $9.3 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Bonds

On August 24, 2017, we issued $500.0 million aggregate principal amount of 3.0% Senior Notes due September 15, 2024 and $500.0 million aggregate principal amount of 3.375% Senior Notes due September 15, 2027 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act at a discount of approximately $1.4 million and $0.2 million, respectively, and recorded debt issuance costs of $4.2 million and $4.3 million, respectively, which are being amortized over the respective terms of the notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the notes are 3.18% and 3.48%, respectively. The proceeds from the issuance of the notes was used to pre-pay $575.0 million of amortization payments through the maturity of our term loan and $415.0 million then outstanding on the Receivables Facility. At September 30, 2017 and September 30, 2016, the face value of our public bond obligations outstanding were $3.8 billion and $2.9 billion, respectively.

Term Loan Facilities and Revolving Credit Facility

In connection with the Combination, on July 1, 2015, we entered into the Credit Agreement, which provided for a 5-year senior unsecured term loan in an aggregate principal amount of $2.3 billion and a 5-year senior unsecured revolving credit facility in an aggregate committed principal amount of $2.0 billion (together the “Credit Facility”). On July 1, 2015, we drew $1.2 billion of the $2.3 billion unsecured term loan and $1.1 billion was available to be drawn on a delayed draw basis not later than April 1, 2016 in up to two separate draws. Certain proceeds of the Credit Facility were used to repay certain indebtedness of our subsidiaries at the time of the Combination, including the then existing RockTenn credit facility, and to pay fees and expenses incurred in connection with the Combination. The Credit Facility is unsecured and is guaranteed by WestRock’s wholly-owned subsidiaries WestRock RKT Company and WestRock MWV, LLC. On March 24, 2016, we drew $600.0 million of the then available $1.1 billion delayed draw term loan facility for general corporate purposes and the balance of the delayed draw term loan facility was terminated. On June 22, 2016, we pre-paid $200.0 million of the term loan amortization payments due through the second quarter of fiscal 2018. On August 24, 2017, in connection with the issuance of public bonds, we pre-paid $575.0 million of the term loan amortization payments due through the maturity of the term loan. The carrying value of this term loan facility at September 30, 2017 and September 30, 2016 was $1,023.5 million and $1,596.7 million, respectively.

On July 1, 2016, we executed an option to extend the term of the 5-year senior unsecured revolving credit facility for one year beyond the original term. On June 30, 2017, we executed an option to extend the term of the facility for a second additional year. Approximately $1.9 billion of the original $2.0 billion aggregate committed principal amount has been extended to July 1, 2022, and the remainder will continue to mature on July 1, 2020. Up to $150 million under the revolving credit facility may be used for the issuance of letters of credit. In addition, up to $400 million of the revolving credit facility may be used to fund borrowings in non-U.S. dollar currencies including Canadian dollars, Euro and Pound Sterling. Additionally, we may request up to $200 million of the revolving credit facility to be allocated to a Mexican peso revolving credit facility. At September 30, 2017 and September 30, 2016, we had no amounts outstanding under the revolving credit facility.

At our option, loans issued under the Credit Facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.125% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.125% per annum, in the alternative, and thereafter the interest rate will fluctuate between LIBOR plus 1.00% per annum and LIBOR plus 1.50% per annum (or between the alternate base rate plus 0.00% per annum and the alternate base rate plus 0.50% per annum), based upon our corporate credit ratings or the leverage ratio (as defined in the Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, we will be required to pay fees that will fluctuate between 0.125% per annum to 0.25% per annum on the unused amount of the revolving credit facility, based upon our corporate credit ratings or the leverage ratio (whichever yields a lower fee) at such time. Loans under the Credit Facility may be prepaid at any time without premium.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 1, 2015, we entered into the Farm Loan Credit Agreement that provides for a 7-year senior unsecured term loan in an aggregate principal amount of $600.0 million. The Farm Credit Facility is guaranteed by WestRock, RockTenn and MWV. The carrying value of this facility at September 30, 2017 and September 30, 2016 was $599.2 million and $599.0 million, respectively.

On December 1, 2015, we entered into a $200.0 million uncommitted and revolving line of credit with Sumitomo Mitsui Banking Corporation that matured on December 1, 2016. We renewed the facility on February 10, 2017, and it now matures on February 12, 2018. The carrying value of this facility at September 30, 2017 was $106.7 million. At September 30, 2016, we had no amounts outstanding.

On February 11, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with the Bank of Tokyo-Mitsubishi UFJ, LTD. The facility matured on February 9, 2017, and was not renewed. At September 30, 2016, we had no amounts outstanding under this facility.

On March 4, 2016, we entered into a $100.0 million uncommitted and revolving line of credit with Cooperatieve Rabobank U.A., New York Branch. The facility matured on March 2, 2017 and was renewed as a Euro dollar facility on the same day. The facility is an uncommitted revolving line of credit in the amount of €100.0 million. The facility will be available in Euros only, and continues until terminated in writing by WestRock or the lender. The carrying value of this facility at September 30, 2017 was $118.1 million. At September 30, 2016, we had no amounts outstanding.

On May 15, 2017, we entered into a $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 364-day unsecured Euro and Sterling denominated borrowing of not more than $200.0 million and $400.0 million U.S. dollar equivalent, respectively. The facility matures on May 14, 2018. The carrying value of this facility at September 30, 2017 was $211.6 million.

Receivables-Backed Financing Facility

We have a $700.0 million Receivables Facility. On July 22, 2016, we extended the maturity date to July 22, 2019. The credit spread for the used portion of the facility is 0.85%. The Receivables Facility includes certain restrictions on what constitutes eligible receivables under the facility and allows for the exclusion of eligible receivables of specific obligors each calendar year subject to the following restrictions: (i) the aggregate of excluded receivables may not exceed 7.5% of eligible receivables under the Receivables Facility, and (ii) the excluded receivables of each obligor may not exceed 2.5% of the aggregate outstanding balance. The borrowing rate, which consists of a blend of the market rate for asset-backed commercial paper and the one month LIBOR rate plus a utilization fee, was 2.2% and 1.4% as of September 30, 2017 and September 30, 2016, respectively. The commitment fee was 0.25% and 0.25% as of September 30, 2017 and September 30, 2016, respectively.

Borrowing availability under this facility is based on the eligible underlying accounts receivable and compliance with certain covenants. The agreement governing the Receivables Facility contains restrictions, including, among others, on the creation of certain liens on the underlying collateral. We test and report our compliance with these covenants monthly; we were in compliance with all of these covenants at September 30, 2017. At September 30, 2017 and September 30, 2016, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $577.6 million and $584.3 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at September 30, 2017 was approximately $848.3 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement. The carrying value of this facility at September 30, 2017 was $110.0 million. At September 30, 2016, we had no amounts outstanding.

Capital Lease and Other Indebtedness

The range of due dates on our capital lease obligations are primarily in fiscal 2027 to 2035. Our international debt is primarily in Europe, Brazil and India.

See “Note 23. Subsequent Events (Unaudited)”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2017, the aggregate maturities of debt, excluding capital lease obligations, for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2018	$603.6
Fiscal 2019	724.5
Fiscal 2020	1,499.8
Fiscal 2021	—
Fiscal 2022	1,000.0
Thereafter	2,309.2
Fair value of debt step-up, deferred financing costs and unamortized bond discounts	240.7
Total	$6,377.8

As of September 30, 2017, the aggregate maturities of capital lease obligations for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2018	$5.6
Fiscal 2019	4.5
Fiscal 2020	3.4
Fiscal 2021	2.1
Fiscal 2022	2.1
Thereafter	138.7
Fair value step-up	20.6
Total	$177.0

Note 12.	Fair Value

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

We disclose the fair value of our long-term debt in “Note 11. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 15. Retirement Plans”. We have, or from time to time may have, various assets or liabilities whose fair values are not significant, such as supplemental retirement savings plans that are nonqualified deferred compensation plans pursuant to which assets are invested primarily in mutual funds, interest rate derivatives, commodity derivatives or other similar classes of assets or liabilities.

Accounts Receivable Sales Agreement

In fiscal 2014, we entered into an agreement, which has been amended periodically, to sell to a third party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. On June 27, 2016, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables available to be sold to $400.0 million. On September 29, 2017, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables available to be sold to $490.0 million, and we added new customer trade accounts as well as increased the limits for other customers. Transfers under this agreement meet the requirements to be accounted for as

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales in accordance with guidance in ASC 860, “Transfers and Servicing”. These customers are not included in the Receivables Facility.

The following table represents a summary of the activity under the A/R Sales Agreement for fiscal 2017 and 2016 (in millions):

	2017	2016
Receivable from financial institution at beginning of fiscal year	$13.8	$5.8
Receivables sold to the financial institution and derecognized	1,542.5	1,474.6
Receivables collected by financial institution	(1,466.7)	(1,367.2)
Cash proceeds from financial institution	(64.7)	(99.4)
Receivable from financial institution at September 30,	$24.9	$13.8

Cash proceeds related to the receivables sold are included in cash from operating activities in the consolidated statement of cash flows in the accounts receivable line item. The loss on sale is not material as it is currently less than 1% per annum of the receivables sold, currently approximately $8 million per fiscal year, and is recorded in interest income and other income (expense), net. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Financial Instruments not Recognized at Fair Value

Financial instruments not recognized at fair value on a recurring or nonrecurring basis include cash and cash equivalents, accounts receivable, certain other current assets, short-term debt, accounts payable, certain other current liabilities, and long-term debt. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. See “Note 11. Debt” for the fair value of our long-term debt.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2017 and 2016, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the $46.7 million real estate impairment recorded in fiscal 2017 in connection with the accelerated monetization strategy in our Land and Development segment, a $17.6 million impairment of a customer relationship intangible in fiscal 2017 related to an exited product line, the goodwill impairment of our former Specialty Chemicals reporting unit in the first quarter of fiscal 2016 and the intangible impairment in the former Specialty Chemicals segment in the third quarter of fiscal 2016 following the Separation. We discuss the former Specialty Chemicals impairments in “Note 7. Discontinued Operations”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Operating Leases

We lease certain manufacturing and warehousing facilities and equipment, primarily transportation equipment, and office space under various operating leases. Some leases contain escalation clauses and provisions for lease renewal. As of September 30, 2017, future minimum lease payments under all noncancelable operating leases for the succeeding five fiscal years and thereafter are as follows (in millions):

Fiscal 2018	$123.3
Fiscal 2019	103.5
Fiscal 2020	86.3
Fiscal 2021	68.8
Fiscal 2022	54.5
Thereafter	188.6
Total future minimum lease payments	$625.0

Rental expense for the years ended September 30, 2017, 2016 and 2015 was approximately $210.5 million, $199.3 million and $144.8 million, respectively, including lease payments under cancelable leases and maintenance charges on transportation equipment.

Note 14.	Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
United States	$481.9	$(25.1)	$571.3
Foreign	375.7	269.7	162.9
Income from continuing operations before income taxes	$857.6	$244.6	$734.2

The loss from continuing operations in the U.S. in fiscal 2016 was primarily the result of the pension risk transfer expense and restructuring charges. See “Note 15. Retirement Plans” and “Note 9. Restructuring and Other Costs, Net”.

Income tax expense (benefit) from continuing operations consists of the following components (in millions):

	Year Ended September 30,
	2017	2016	2015
Current income taxes:
Federal	$80.8	$98.3	$31.6
State	3.3	12.8	7.3
Foreign	95.3	87.0	38.6
Total current expense	179.4	198.1	77.5
Deferred income taxes:
Federal	15.2	(131.5)	157.8
State	(22.8)	6.9	(10.8)
Foreign	(12.8)	16.3	8.5
Total deferred (benefit) expense	(20.4)	(108.3)	155.5
Total income tax expense	$159.0	$89.8	$233.0

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the statutory federal income tax rate and our effective income tax rate from continuing operations are as follows:

	Year Ended September 30,
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(4.9)	(5.5)	(1.6)
Adjustment and resolution of federal, state and foreign tax uncertainties	(0.3)	0.2	0.3
State taxes, net of federal benefit	3.3	4.9	1.2
Research and development and other tax credits, net of valuation allowances and reserves	(0.8)	(6.1)	(0.1)
Income attributable to noncontrolling interest	0.4	0.8	(0.4)
Domestic manufacturer’s deduction	(2.0)	(4.4)	(2.6)
Sale of HH&B	(5.0)	—	—
U.S. legal entity restructuring	(3.3)	—	—
Change in valuation allowance	(3.3)	6.3	(0.8)
Nondeductible transaction costs	1.0	0.4	1.0
Contribution of assets to Grupo Gondi joint venture	—	3.4	—
Nontaxable increased cash surrender value	(1.5)	(4.6)	(0.1)
Withholding taxes	0.4	2.0	—
Brazilian net worth deduction	(0.8)	(2.0)	(0.1)
Other, net	0.3	6.3	(0.1)
Effective tax rate	18.5%	36.7%	31.7%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities consist of the following (in millions):

	September 30,
	2017	2016
Deferred income tax assets:
Accruals and allowances	$40.6	$12.2
Employee related accruals and allowances	265.1	217.6
Pension obligations	—	15.5
State net operating loss carryforwards	70.6	82.3
State credit carryforwards, net of federal benefit	54.4	56.1
U.S. and foreign tax credit carryforwards	135.9	185.1
Federal and foreign net operating loss carryforwards	204.1	119.3
Restricted stock and options	81.0	94.9
Other	32.8	44.4
Total	884.5	827.4
Deferred income tax liabilities:
Property, plant and equipment	2,154.1	2,124.0
Deductible intangibles and goodwill	1,091.4	891.3
Inventory reserves	236.1	205.6
Deferred gain	405.2	432.1
Pension obligations	90.8	—
Basis difference in joint ventures	57.1	96.0
Other	8.3	1.0
Total	4,043.0	3,750.0
Valuation allowances	219.1	177.2
Net deferred income tax liability	$3,377.6	$3,099.8

Deferred taxes are recorded as follows in the consolidated balance sheet (in millions):

	September 30,
	2017	2016
Long-term deferred tax asset (1)	$32.6	$30.9
Long-term deferred tax liability	3,410.2	3,130.7
Net deferred income tax liability	$3,377.6	$3,099.8

(1)	The long-term deferred tax asset is presented in Other assets on the Consolidated Balance Sheets.

At September 30, 2017 and September 30, 2016, we had gross federal net operating losses of approximately $61.2 million and $85.3 million, respectively. These loss carryforwards generally expire between fiscal 2030 and 2037.

At September 30, 2017 and September 30, 2016, we had alternative minimum tax credits of $132.2 million and $185.1 million, respectively. Under current tax law, the alternative minimum tax credit carryforwards do not expire. We had research and development tax credits and general business credits of $3.2 million and $0.5 million, respectively, at September 30, 2017.

At September 30, 2017 and September 30, 2016, we had gross state and local net operating losses, of approximately $1,885 million and $1,899 million, respectively. These loss carryforwards generally expire between fiscal 2018 and 2037. The tax effected values of these net operating losses are $70.6 million and $82.3 million at September 30, 2017 and 2016, respectively, exclusive of valuation allowances of $15.9 million and $14.2 million at September 30, 2017 and 2016, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2017 and September 30, 2016, gross net operating losses for foreign reporting purposes of approximately $673.7 million and $448.7 million, respectively, were available for carryforward. A majority of these loss carryforwards generally expire between fiscal 2018 and 2037, while a portion have an indefinite carryforward. The tax effected values of these net operating losses are $182.6 million and $119.3 million at September 30, 2017 and 2016, respectively, exclusive of valuation allowances of $149.6 million and $92.5 million at September 30, 2017 and 2016, respectively.

At September 30, 2017 and 2016, we had state tax credit carryforwards of $54.4 million and $56.1 million, respectively. These state tax credit carryforwards generally expire within 5 to 10 years; however, certain state credits can be carried forward indefinitely. Valuation allowances of $47.3 million and $51.2 million at September 30, 2017 and 2016, respectively, have been provided on these assets. These valuation allowances have been recorded due to uncertainty regarding our ability to generate sufficient taxable income in the appropriate taxing jurisdiction.

The following table represents a summary of the valuation allowances against deferred tax assets for fiscal 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Balance at beginning of fiscal year	$177.2	$100.2	$65.1
Increases	54.3	24.8	2.7
Allowances related to purchase accounting (1)	12.4	63.0	40.0
Reductions	(24.8)	(10.8)	(7.6)
Balance at end of fiscal year	$219.1	$177.2	$100.2

(1)	Adjustments in fiscal 2017 relate to the MPS Acquisition. Adjustments in fiscal 2016 relate to the Combination and the SP Fiber Acquisition. Adjustments in fiscal 2015 relate to the Combination.

Consistent with prior years, we consider a portion of our earnings from certain foreign subsidiaries as subject to repatriation and we provide for taxes accordingly. However, we consider the unremitted earnings and all other outside differences from all other foreign subsidiaries to be indefinitely reinvested. Accordingly, we have not provided for any taxes that would be due.

As of September 30, 2017, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $2.3 billion. The components of the outside basis difference are comprised of purchase accounting adjustments, undistributed earnings, and equity components. We have not provided for any taxes that would be due upon the reversal of the outside basis differences. However, in the event of a distribution in the form of dividends or dispositions of the subsidiaries, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of September 30, 2017, the determination of the deferred tax liability is not practicable.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	2017	2016	2015
Balance at beginning of fiscal year	$166.8	$106.6	$36.5
Additions related to purchase accounting (1)	7.7	16.5	82.9
Additions for tax positions taken in current year	5.0	30.3	2.4
Additions for tax positions taken in prior fiscal years	15.2	20.6	—
Reductions for tax positions taken in prior fiscal years	(25.6)	(9.7)	(3.7)
Reductions due to settlement (2)	(14.1)	(1.3)	—
Additions (reductions) for currency translation adjustments	2.0	7.0	(11.5)
Reductions as a result of a lapse of the applicable statute of limitations	(8.1)	(3.2)	—
Balance at end of fiscal year	$148.9	$166.8	$106.6

(1)	Adjustments in fiscal 2017 relate to the MPS Acquisition. Adjustments in fiscal 2016 relate to the Combination and the

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SP Fiber Acquisition. Adjustments in fiscal 2015 relate to the Combination.

(2)	Reductions due to settlement in fiscal 2017 relate to the settlement of federal and state audit examinations with taxing authorities.

As of September 30, 2017 and 2016, the total amount of unrecognized tax benefits was approximately $148.9 million and $166.8 million, respectively, exclusive of interest and penalties. Of these balances, as of September 30, 2017 and 2016, if we were to prevail on all unrecognized tax benefits recorded, approximately $138.0 million and $138.6 million, respectively, would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

We recognize estimated interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. As of September 30, 2017, we had liabilities of $81.7 million related to estimated interest and penalties for unrecognized tax benefits. As of September 30, 2016, we had liabilities of $60.2 million, net of indirect benefits, related to estimated interest and penalties for unrecognized tax benefits. Our results of operations for the fiscal year ended September 30, 2017 include expense of $5.4 million related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. Our results of operations for the fiscal years ended September 30, 2016 and 2015 include expense of $7.4 million and $2.9 million, respectively, net of indirect benefits, related to estimated interest and penalties with respect to the liability for unrecognized tax benefits. As of September 30, 2017, it is reasonably possible that our unrecognized tax benefits will decrease by up to $29.6 million in the next twelve months due to expiration of various statues of limitations and settlement of issues.

We file federal, state and local income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations by tax authorities for years prior to fiscal 2014 and fiscal 2007, respectively. We are no longer subject to non-U.S. income tax examinations by tax authorities for years prior to fiscal 2010, except for Brazil for which we are not subject to tax examinations for years prior to 2004. While we believe our tax positions are appropriate, they are subject to audit or other modifications and there can be no assurance that any modifications will not materially and adversely affect our results of operations, financial condition or cash flows.

Note 15. Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, under several labor contracts, we make payments, based on hours worked, into MEPP trusts established for the benefit of certain collective bargaining employees in facilities both inside and outside the U.S. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. The supplemental executive retirement plans provide for incremental pension benefits in excess of those offered in the Plan. The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans.

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

Additionally, on July 30, 2015, WestRock approved changes to freeze the Plan for the remaining U.S. salaried and non-union hourly employees, subject to certain grandfathering. Affected employees accrued a benefit through December 31, 2015, except for employees who receive a benefit under the legacy MWV U.S. qualified defined benefit pension portions of the Plan and who met the criteria for grandfathering. Those employees who met a minimum age of 50 and an aggregate age and service of 75 years or more as of December 31, 2015, are grandfathered and continue to accrue a benefit until December 31, 2020 or their termination date, if earlier. The WestRock retirement program for U.S. salaried and non-union hourly employees in place of the Plan is a defined contribution benefit plan.

The benefits under our defined benefit pension plans are based on either compensation or a combination of years of service and negotiated benefit levels, depending upon the plan. We allocate our pension assets to several investment management firms across a variety of investment styles. Our defined benefit Investment Committee meets at least four times a year with our investment

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advisors to review each management firm’s performance and monitors its compliance with its stated goals, our investment policy and applicable regulatory requirements in the U.S., Canada, and other jurisdictions.

Investment returns vary. We believe that, by investing in a variety of asset classes and utilizing multiple investment management firms, we can create a portfolio that yields adequate returns with reduced volatility. Our qualified U.S. plans employ a liability matching strategy augmented with Treasury futures to generally fully hedge against interest rate risk. After we consulted with our actuary and investment advisors, we adopted the target allocations in the table that follows for our pension plans to produce the desired performance. These target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below target ranges or modify the allocations.

Target Allocations

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Equity investments	15%	14%	24%	28%
Fixed income investments	70%	71%	65%	59%
Short-term investments	1%	1%	1%	1%
Other investments	14%	14%	10%	12%
Total	100%	100%	100%	100%

Our asset allocations by asset category at September 30 were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Equity investments	13%	15%	26%	29%
Fixed income investments	73%	66%	64%	59%
Short-term investments	3%	7%	3%	2%
Other investments	11%	12%	7%	10%
Total	100%	100%	100%	100%

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

In developing our weighted average expected rate of return on plan assets, we consulted with our investment advisors and evaluated criteria based on historical returns by asset class and long-term return expectations by asset class. We use a September 30 measurement date. We expect to contribute approximately $39 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans. However, it is possible that our assumptions or legislation may change, actual market performance may vary or we may decide to contribute a different amount. Therefore, the amount we contribute may vary materially. The expense for MEPPs for collective bargaining employees generally equals the contributions for these plans.

The weighted average assumptions used to measure the benefit plan obligations at September 30, were:

	Pension Plans
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.09%	3.26%	4.04%	3.08%
Rate of compensation increase	3.00%	3.17%	3.00%	3.09%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We determine the discount rate with the assistance of actuaries. At September 30, 2017, the discount rate for the U.S. pension plans was determined based on the yield on a theoretical portfolio of high-grade corporate bonds, and the discount rate for the non-U.S. plans was determined based on a yield curve developed by our actuary. The theoretical portfolio of high-grade corporate bonds used to select the September 30, 2017 discount rate for the U.S. pension plans includes bonds generally rated Aa- or better with at least $100 million outstanding par value and bonds that are non-callable (unless the bonds possess a “make whole” feature). The theoretical portfolio of bonds has cash flows that generally match our expected benefit payments in future years.

Our assumption regarding the future rate of compensation increases is reviewed periodically and is based on both our internal planning projections and recent history of actual compensation increases.

We typically review our expected long-term rate of return on plan assets periodically through an asset allocation study with either our actuary or investment advisor. In fiscal 2018, our expected rate of return used to determine net periodic benefit cost is 6.50% for our U.S. plans and 4.98% for our non-U.S. plans. Our expected rates of return in fiscal 2018 are based on an analysis of our long-term expected rate of return and our current asset allocation.

During the second quarter of fiscal 2017, our year-to-date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan as of February 28, 2017. As a result of settlement accounting, we recognized as a current period expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $28.7 million non-cash charge to our earnings in the second quarter of 2017. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Lump sum and one-time severance benefits payments of $203.7 million were made out of existing assets of the Plan in the first half of fiscal 2017. The discount rate used in the plan remeasurement was 4.49%, an increase from 4.04% for the Plan at September 30, 2016. The expected long-term rate of return on plan assets was unchanged. As a result of the February 28, 2017 remeasurement, the funded status of the Plan increased by $73.2 million as compared to September 30, 2016. The increase in the funded status was primarily due to a reduction in the plan obligations due to the increase in the discount rate. In the second half of fiscal 2017, we made $27.1 million in lump sum payments to certain beneficiaries of the Plan, resulting in total fiscal 2017 lump sum payments of $230.8 million and a total fiscal 2017 non-cash charge to our earnings of $32.6 million.

On September 21, 2016, we used plan assets to settle $2.5 billion in pension obligations of the Plan by purchasing group annuity contracts from Prudential. This transaction transferred payment responsibility to Prudential for retirement benefits owed to approximately 35,000 U.S. retirees and their beneficiaries. As a result of the transaction, we recorded a non-cash charge of $370.7 million pre-tax. The settlement reduced our overall U.S. pension obligations and assets by approximately 40%. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Those Plan participants not included in the transaction remain in the Plan, and responsibility for payment of the retirement benefits remains with us.

During the first quarter of fiscal 2015, we partially settled obligations of one of our qualified defined benefit pension plans through lump sum payments to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Former employees with an aggregate pension benefit obligation of $163.7 million accepted the offer. Lump sum payments of $135.1 million were made out of existing plan assets. The settlement resulted in a gain of $28.6 million that was more than offset by the loss on remeasurement of the pension benefit obligation of approximately $32.5 million due primarily to the impact of a lower discount rate and mortality table changes. As a result, we recorded a net $3.9 million loss to other comprehensive income. The settlement also resulted in a $20.0 million pre-tax non-cash charge to earnings, which is included in the line item “Pension lump sum settlement and retiree medical curtailment, net” on our Consolidated Statements of Operations. The impact of the settlement is included in the net periodic pension cost table below. As a result of the remeasurement, the pension benefit obligation increased $22.1 million due to changes in coverage for certain employees covered by the USW master agreement as discussed below, with an offset recorded to the unrecognized prior service cost component of other comprehensive income.

In the first quarter of fiscal 2015, we entered into a master agreement with the USW that applied to substantially all of our legacy RockTenn facilities where employees that they represent are employed. The agreement has a six year term and covers a number of specific items such as wages, medical coverage and certain other benefit programs. Individual facilities will continue

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to have local agreements for subjects not covered by the USW master agreement and those agreements will continue to have staggered terms.

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Pension Plans
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in projected benefit obligation
Benefit obligation at beginning of fiscal year	$4,231.7	$925.2	$6,122.3	$865.1
Service cost	38.0	7.1	45.7	5.7
Interest cost	165.2	32.6	277.8	32.5
Amendments	3.5	—	1.4	—
Actuarial (gain) loss	(149.1)	(57.6)	664.2	70.8
Plan participant contributions	—	1.7	—	1.5
Special termination benefits	12.5	—	18.4	—
Benefits paid	(141.4)	(65.1)	(399.2)	(57.5)
Business combinations	—	621.0	9.9	(0.6)
Curtailments	—	—	(2.7)	(0.5)
Settlements	(229.3)	(0.4)	(2,484.6)	(0.1)
Foreign currency rate changes	—	65.1	—	8.3
Other adjustments	10.8	—	—	—
Business divestitures	—	(27.4)	(21.5)	—
Benefit obligation at end of fiscal year	$3,941.9	$1,502.2	$4,231.7	$925.2
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$4,301.5	$774.1	$6,481.6	$711.8
Actual gain on plan assets	104.2	2.4	707.3	82.9
Employer contributions	15.3	19.2	16.1	31.4
Plan participant contributions	—	1.7	—	1.5
Benefits paid	(141.4)	(65.1)	(399.2)	(57.5)
Business combinations	—	622.1	—	—
Settlements	(229.3)	(0.4)	(2,484.6)	(0.1)
Business divestitures	—	(0.7)	(19.7)	—
Foreign currency rate changes	—	61.4	—	4.1
Other adjustments	57.6	—	—	—
Fair value of plan assets at end of fiscal year	$4,107.9	$1,414.7	$4,301.5	$774.1
Funded status	$166.0	$(87.5)	$69.8	$(151.1)

Amounts recognized in consolidated balance sheet:
Non-current assets	$340.4	$27.6	$247.3	$10.5
Other current liability	(9.3)	(0.8)	(9.9)	(1.1)
Accrued pension and other long-term benefits	(165.1)	(114.3)	(167.6)	(160.5)
Over (under) funded status at end of fiscal year	$166.0	$(87.5)	$69.8	$(151.1)

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the U.S. pension plans were in a net over funded position at September 30, 2017, certain U.S. plans have benefit obligations in excess of plan assets. These plans have aggregate projected benefit obligations of $204.6 million, aggregate accumulated benefit obligations of $201.9 million, and aggregate fair value of plan assets of $30.2 million at September 30, 2017.

The accumulated benefit obligation of U.S. and non-U.S. pension plans was $5,390.7 million and $5,112.0 million at September 30, 2017 and 2016, respectively.

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic pension cost, including noncontrolling interest, consist of (in millions):

	Pension Plans
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$547.3	$173.9	$633.4	$195.8
Prior service cost	27.6	0.4	28.2	0.4
Total accumulated other comprehensive loss	$574.9	$174.3	$661.6	$196.2

The pre-tax amounts recognized in other comprehensive (income) loss, including noncontrolling interest, are as follows at September 30 (in millions):

	Pension Plans
	2017	2016	2015
Net actuarial (gain) loss arising during period	$(48.8)	$355.4	$85.9
Amortization and settlement recognition of net actuarial loss	(57.7)	(381.6)	(49.2)
Prior service cost arising during period	3.4	1.5	26.4
Amortization of prior service cost	(4.1)	(3.9)	(3.0)
Net other comprehensive (income) loss recognized	$(107.2)	$(28.6)	$60.1

The net periodic pension cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Pension Plans
	2017	2016	2015
Service cost	$45.1	$51.4	$44.7
Interest cost	197.8	310.3	218.1
Expected return on plan assets	(313.1)	(412.3)	(292.9)
Amortization of net actuarial loss	25.4	11.0	29.0
Amortization of prior service cost	4.1	3.9	3.0
Curtailment gain	—	(1.6)	—
Settlement loss	32.7	370.7	20.2
Special termination benefits	12.5	18.4	9.1
Company defined benefit plan expense	4.5	351.8	31.2
Multiemployer and other plans	4.7	5.8	5.6
Net pension cost	$9.2	$357.6	$36.8

The fiscal 2017, 2016 and 2015 special termination benefits were recorded to restructuring in connection with the Combination, and should be excluded from the calculation of pension funding more than expense.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Pension Plans
	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.30%	3.08%	4.70%	3.89%	4.52%	4.00%
Rate of compensation increase	3.00%	3.09%	2.50%	3.10%	2.54%	3.00%
Expected long-term rate of return on plan assets	6.50%	6.03%	5.88%	6.34%	7.11%	6.88%

In fiscal 2017, 2016 and 2015, for our U.S. pension and postretirement plans, we considered the mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized the base RP-2014 mortality tables with a gender and job classification specific increase, and applied an improvement scale with generational improvements that is generally based on Social Security Administration analysis and assumptions. The increases for fiscal 2017 are 9% for white collar males, 12% for blue collar males, 11% for white collar females, and 9% for blue collar females. The increases for fiscal 2016 were 6% for white collar males, 10% for blue collar males, 12% for white collar females, and 19% for blue collar females. The increases for fiscal 2015 were 6% for all males, 13% for white collar females, and 19% for blue collar females. In fiscal 2017, 2016 and 2015 our Canadian pension and postretirement plans utilized the 2014 Private Sector Canadian Pensioners Mortality Table adjusted to reflect industry and our mortality experience and applied Canadian Pensioner’s Mortality Improvement Scale B with generational improvements.

The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2018 are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Actuarial loss	$12.2	$6.2
Prior service cost	4.3	0.1
Total	$16.5	$6.3

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Pension Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2018	$200.5	$82.2
Fiscal 2019	$206.8	$82.6
Fiscal 2020	$217.9	$81.7
Fiscal 2021	$222.6	$81.9
Fiscal 2022	$213.1	$81.9
Fiscal Years 2023 – 2027	$1,146.5	$408.4

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2017 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$136.7	$136.6	$0.1
Non-U.S. equities (1)	40.0	40.0	—
Fixed income securities:
U.S. government securities (2)	452.0	—	452.0
Non-U.S. government securities (3)	130.0	—	130.0
U.S. corporate bonds (3)	1,515.4	92.3	1,423.1
Non-U.S. corporate bonds (3)	373.7	51.1	322.6
Mortgage-backed securities (3)	0.1	—	0.1
Other fixed income (4)	311.4	—	311.4
Short-term investments (5)	184.6	184.6	—
Benefit plan assets measured in the fair value hierarchy	$3,143.9	$504.6	$2,639.3
Assets measured at NAV (6)	2,378.7
Total benefit plan assets	$5,522.6

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2016 (in millions):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity securities:
U.S. equities (1)	$192.7	$192.7	$—
Non-U.S. equities (1)	74.1	73.5	0.6
Fixed income securities:
U.S. government securities (2)	1,271.1	—	1,271.1
Non-U.S. government securities (3)	93.4	5.3	88.1
U.S. corporate bonds (3)	616.9	9.0	607.9
Non-U.S. corporate bonds (3)	255.2	6.4	248.8
Mortgage-backed securities (3)	2.4	—	2.4
Other fixed income (4)	317.5	—	317.5
Short-term investments (5)	302.1	302.1	—
Benefit plan assets measured in the fair value hierarchy	$3,125.4	$589.0	$2,536.4
Assets measured at NAV (6)	1,950.2
Total benefit plan assets	$5,075.6

(1)
Equity securities are comprised of the following investment types: (i) common stock, (ii) preferred stock and (iii) equity exchange traded funds. Level 1 investments in common and preferred stocks and exchange traded funds are valued using quoted market prices multiplied by the number of shares owned.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	U.S. government securities include treasury and agency debt. These investments are valued using broker quotes in an active market.

(3)
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

(4)
Other fixed income is comprised of municipal and asset-backed securities. Investments are valued utilizing a market approach that includes various valuation techniques and sources, such as broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads and/or other applicable reference data.

(5)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in interest-bearing accounts.

(6)	Investments that are measured at NAV (or its equivalent) as a practical expediency have not been classified in the fair value hierarchy.

The following table summarizes assets measured at fair value based on NAV per share as a practical expedient as of September 30, 2017 and 2016 (in millions):

	Fair value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
September 30, 2017
Hedge funds (1)	$64.2	Quarterly	Up to 91 days	$—
Commingled funds, private equity and private real estate investments, and equity related investments (2)	1,207.6	Monthly	Up to 60 days	98.8
Fixed income and fixed income related instruments (3)	1,106.9	Monthly	Up to 10 days	—
	$2,378.7			$98.8

September 30, 2016
Hedge funds (1)	$265.7	Quarterly	Up to 91 days	$—
Commingled funds, private equity, private real estate investments, and equity related investments (2)	881.3	Monthly	Up to 60 days	123.6
Fixed income and fixed income related instruments (3)	744.1	Monthly	Up to 10 days	—
Other (4)	59.1	Daily	Up to 5 days	—
	$1,950.2			$123.6

(1)
Hedge fund investments are primarily made through shares of limited partnerships or similar structures. Hedge funds are typically valued monthly by third-party administrators that have been appointed by the funds’ general partners. Hedge funds have been valued using NAV as a practical expedient.

(2)
Commingled fund investments are valued at the net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Commingled funds have been valued using NAV as a practical expedient.

We maintain holdings in certain private equity partnerships and private real estate investments for which a liquid secondary market does not exist. The private equity partnerships are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate applied to present value those cash flows. Unobservable inputs used for the market based comparisons technique include EBITDA multiples in other comparable third-party transactions, price to earnings ratios, liquidity, current operating results,

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as well as input from general partners and other pertinent information. Private equity investments have been valued using NAV as a practical expedient.

Private real estate investments are commingled investments. Valuation techniques, such as discounted cash flow and market based comparable analyses, are used to determine fair value of the private equity investments. Unobservable inputs used for the discounted cash flow technique include projected future cash flows and the discount rate applied to present value those cash flows. Unobservable inputs used for the market based comparison technique include a combination of third party appraisals, replacement cost, and comparable market prices. Private real estate investments have been valued using NAV as a practical expedient.

Equity related investments are hedged equity investments in a commingled fund that consist primarily of equity indexed investments which are hedged by options and also hold collateral in the form of short term treasury securities. Equity related investments have been valued using NAV as a practical expedient.

(3)
Fixed income and fixed income related instruments consist of commingled debt funds, which are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. Commingled debt funds have been valued using NAV as a practical expedient.

(4)
Consists of a global multi-asset investment commingled fund with underlying investments that are diversified across multiple asset classes and include global equity, fixed income securities, commodities and derivative contracts. The commingled fund is valued at its net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled fund includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. The global multi-asset investment commingled fund has been valued using NAV as a practical expedient.

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

The weighted average assumptions used to measure the benefit plan obligations at September 30 were:

	Postretirement plans
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.09%	6.51%	4.04%	6.64%
Rate of compensation increase	N/A	7.37%	N/A	3.14%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the changes in benefit obligation and plan assets, and the plan’s funded status for the years ended September 30 (in millions):

	Postretirement Plans
	2017		2016
Change in projected benefit obligation	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Benefit obligation at beginning of fiscal year	$90.7	$62.6	$109.5	$51.6
Service cost	0.1	0.8	1.7	0.6
Interest cost	3.3	4.1	4.5	3.6
Amendments	(3.4)	(1.0)	(4.0)	—
Actuarial loss (gain)	14.1	0.4	(6.3)	5.0
Benefits paid	(8.0)	(2.7)	(14.1)	(2.5)
Business combinations	1.3	2.0	—	—
Business divestitures	—	(0.4)	(0.6)	—
Curtailments	—	(0.3)	—	—
Foreign currency rate changes	—	2.6	—	4.3
Benefit obligation at end of fiscal year	$98.1	$68.1	$90.7	$62.6
Change in plan assets
Fair value of plan assets at beginning of fiscal year	$—	$—	$—	$—
Employer contributions	8.0	2.7	14.1	2.5
Plan participant contributions	—	—	—	—
Benefits paid	(8.0)	(2.7)	(14.1)	(2.5)
Fair value of plan assets at end of fiscal year	$—	$—	$—	$—
Funded Status	$98.1	$68.1	$90.7	$62.6

Amounts recognized in the consolidated balance sheet:
Other current liability	$(9.8)	$(3.0)	$(10.4)	$(2.9)
Accrued postretirement and other long-term benefits	(88.3)	(65.1)	(80.3)	(59.7)
Under funded status at end of fiscal year	$(98.1)	$(68.1)	$(90.7)	$(62.6)

The pre-tax amounts in accumulated other comprehensive loss at September 30 not yet recognized as components of net periodic postretirement cost, including noncontrolling interest, consist of (in millions):

	Postretirement Plans
	2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial (gain) loss	$(9.1)	$4.2	$(24.9)	$4.1
Prior service credit	(13.9)	(1.4)	(14.9)	(0.4)
Total accumulated other comprehensive (income) loss	$(23.0)	$2.8	$(39.8)	$3.7

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax amounts recognized in other comprehensive loss (income), including noncontrolling interest, are as follows at September 30 (in millions):

	Postretirement Plans
	2017	2016	2015
Net actuarial loss (gain) arising during period	$14.7	$(1.4)	$(4.4)
Amortization and settlement recognition of net actuarial gain	1.3	1.9	1.1
Prior service credit arising during period	(4.4)	(3.8)	(1.4)
Amortization or curtailment recognition of prior service credit	4.5	2.1	10.5
Net other comprehensive loss (income) recognized	$16.1	$(1.2)	$5.8

The net periodic postretirement cost recognized in the consolidated statements of operations is comprised of the following for fiscal years ended (in millions):

	Postretirement Plans
	2017	2016	2015
Service cost	$0.9	$2.3	$1.0
Interest cost	7.4	8.1	5.4
Amortization of net actuarial gain	(1.3)	(2.0)	(1.1)
Amortization of prior service credit	(4.5)	(2.1)	(2.0)
Curtailment gain	(0.3)	—	(8.5)
Net postretirement cost (credit)	$2.2	$6.3	$(5.2)

The assumed health care cost trend rates used in measuring the APBO are as follows at September 30:

2017
U.S. Plans
Health care cost trend rate assumed for next year	6.29%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.43%
Year the rate reaches the ultimate trend rate	2037
Non-U.S. Plans
Health care cost trend rate assumed for next year	7.27%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.16%
Year the rate reaches the ultimate trend rate	2029
As of September 30, 2017, the effect of a 1% change in the assumed health care cost trend rate would increase the APBO by approximately $10 million and decrease the APBO by approximately $8 million, and would increase and decrease the annual net periodic postretirement benefit cost for fiscal 2017 by approximately $1 million.

Weighted-average assumptions used in the calculation of benefit plan expense for fiscal years ended:

	Postretirement Plans
	2017		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.04%	6.64%	4.70%	6.84%	4.52%	4.00%
Rate of compensation increase	N/A	3.14%	N/A	3.10%	N/A	3.00%

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated (gains) losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2018 are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Actuarial (gain) loss	$(0.9)	$0.7
Prior service credit	(4.0)	(0.2)
Total	$(4.9)	$0.5

Our projected estimated benefit payments (unaudited), which reflect expected future service, as appropriate, are as follows (in millions):

	Postretirement Plans
	U.S. Plans	Non-U.S. Plans
Fiscal 2018	$9.8	$3.0
Fiscal 2019	$8.6	$3.1
Fiscal 2020	$8.0	$3.2
Fiscal 2021	$7.6	$3.3
Fiscal 2022	$7.3	$3.3
Fiscal Years 2023 – 2027	$32.1	$18.3

Multiemployer Plans

We participate in several MEPPs that provide retirement benefits to certain union employees in accordance with various CBAs. The risks of participating in MEPPs are different from the risks of participating in single-employer pension plans. These risks include:

•	assets contributed to a MEPP by one employer are used to provide benefits to employees of all participating employers,

•	if a participating employer withdraws from a MEPP, the unfunded obligations of the MEPP allocable to such withdrawing employer may be borne by the remaining participating employers and

•
if we withdraw from a MEPP, we may be required to pay that plan an amount based on our allocable share of the unfunded vested benefits of the plan, referred to as a withdrawal liability, as well as a share of the MEPP’s accumulated funding deficiency.

Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of a MEPP and legal requirements, such as those set forth in the Pension Act, which requires substantially underfunded MEPPs to implement a FIP or a RP to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. We believe that certain of the MEPPs in which we participate, including the PIUMPF, have material unfunded vested benefits. The Pension Act established three categories, or “zones”, for the funded status of plans. Among other factors, plans in the green zone are at least 80% funded and are designated as healthy, plans in the yellow zone are greater than 65% but less than 80% funded and are designated as endangered and plans in the red zone are generally less than 65% funded and are designated as critical or critical and declining. Each plan’s actuary must certify the plan status annually. Several of the MEPPs in which we participate, including PIUMPF, have been certified in the red zone for critical and declining. Our share of the contributions in PIUMPF have exceeded 5% of total plan contributions in recent plan years.

A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to, an increase in our contribution rate from that provided in the applicable CBA, a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or a reduction

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the benefits to be paid to future and/or current retirees. In addition, the Pension Act requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is certified in the red zone and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP. On January 1, 2016, the surcharge we pay for PIUMPF increased from 10% to 15%.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. We are considering withdrawing from one or more MEPPs. It is reasonably possible that we may incur significant withdrawal liabilities with respect to certain MEPPs in connection with such withdrawal(s). Our withdrawal liability for any particular MEPP would depend on the nature and timing of any triggering event and the extent of that MEPP’s funding of vested benefits. In addition, we may be obligated to pay a share of a particular MEPPs accumulated funding deficiency as determined under the Pension Act. Due to uncertainty regarding future factors that could trigger a withdrawal liability, as well as the absence of specific information regarding matters such as a MEPP's current financial situation, we are unable to determine with certainty the amount and timing of any future withdrawal liability and/or liability associated with any accumulated funding deficiency, changes in future funding obligations or the impact of increased contributions, including those that could be triggered by a mass withdrawal of other employers from a MEPP. However, based on available information, including the MEPPs’ latest available actuarial valuation reports and annual funding notices, we believe our withdrawal liability would be approximately $140 million to $200 million if we were to withdraw from all of the MEPPs in which we participate prior to the end of calendar 2017. The foregoing estimate assumes payment of the liabilities over 20 years discounted at 5% and excludes the potential impact of future mass withdrawals.

The impact of future withdrawal liabilities, future funding obligations or increased contributions may be material to our results of operations, cash flows and financial condition and the trading price of our Common Stock. At September 30, 2017 and September 30, 2016, we had withdrawal liabilities recorded of $60.1 million and $49.0 million, respectively. The increase in fiscal 2017 was primarily due to the MPS Acquisition. In addition to the contributions presented in the table below, for fiscal years 2017, 2016 and 2015 we accrued $1.9 million, $2.1 million and $0.7 million, respectively, related to withdrawal liabilities.

Approximately 43% of our employees are covered by CBAs or similar agreements, of which approximately 24% of those covered by CBAs or similar agreements are covered by CBAs that have expired and another 11% of those covered by CBAs are covered by CBAs or similar agreements that expire within one year. Approximately 14% of our CBAs in the U.S. and Canada participate in the PIUMPF.

The following table lists our participation in our multiemployer and other plans that are individually significant for the years ended September 30 (in millions):

Pension Fund	EIN / Pension Plan Number	Pension Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (1)			Surcharge imposed?	Expiration CBA
		2017	2016		2017	2016	2015
U.S. Multiemployer plans:
Pace Industry Union-Management Pension Fund (2)	11-6166763 / 001	Red	Red	Implemented	$3.5	$3.3	$3.3	Yes	6/1/17 to 6/25/23
Other Funds (3)					1.6	1.2	1.7
Total Contributions:					$5.1	$4.5	$5.0

(1)	Contributions represent the amounts contributed to the plan during the fiscal year.

(2)
Our contributions for fiscal 2016 and 2015 exceeded 5% of total plan contributions. Although the plan data for fiscal 2017 is not yet available, we would expect to continue to exceed 5% of total plan contributions.

(3)	Two additional MEPPs in which we participate have been certified in the red zone for critical and declining.

Defined Contribution Plans

We have 401(k) and other defined contribution plans that cover certain of our U.S., Canadian and other non-U.S. salaried union and nonunion hourly employees, generally subject to an initial waiting period. The 401(k) and other defined contribution plans permit participants to make contributions by salary reduction pursuant to Section 401(k) of the Code or the taxing authority in the jurisdiction in which they operate. Due primarily to acquisitions, CBAs and other non-U.S. defined contribution programs, we have plans with varied terms. At September 30, 2017, our contributions may be up to 7.5% for U.S. salaried and non-union

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hourly employees, consisting of a match of up to 5% and an automatic employer contribution of 2.5%. Certain other employees who receive accruals under a defined benefit pension plan, certain employees covered by CBAs and non-U.S. defined contribution programs receive generally up to a 3.0% to 4.0% contribution to their 401(k) plan or defined contribution plan. During fiscal 2017, 2016 and 2015, we recorded expense of $104.1 million, $86.5 million and $36.6 million, respectively, related to the 401(k) plans and other defined contribution plans, including the automatic employer contribution. The increased expense in fiscal 2016 related to plan changes following the Combination.

Supplemental Retirement Plans

We have Supplemental Plans that are nonqualified deferred compensation plans. We intend to provide participants with an opportunity to supplement their retirement income through deferral of current compensation. Amounts deferred and payable under the Supplemental Plans are our unsecured obligations and rank equally with our other unsecured and unsubordinated indebtedness outstanding. Participants’ accounts are credited with investment gains and losses under the Supplemental Plans in accordance with the participant’s investment election or elections (or default election or elections) as in effect from time to time. At September 30, 2017, the Supplemental Plans had assets totaling $168.9 million that are recorded at market value, and liabilities of $176.2 million. The investment alternatives available under the Supplemental Plans are generally similar to investment alternatives available under 401(k) plans. The amount of expense we recorded for the current fiscal year and the preceding two fiscal years was not significant.

Note 16.	Stockholders’ Equity

Capitalization

Our capital stock consists solely of Common Stock. Holders of our Common Stock are entitled to one vote per share. Our amended and restated certificate of incorporation also authorizes preferred stock, of which no shares have been issued. The terms and provisions of such shares will be determined by our board of directors upon any issuance of such shares in accordance with our certificate of incorporation.

Stock Repurchase Plan

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our Common Stock, representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of our Common Stock may be repurchased over an indefinite period of time at the discretion of management. In fiscal 2017, we repurchased approximately 1.8 million shares of our Common Stock for an aggregate cost of $93.0 million. In fiscal 2016, we repurchased approximately 8.1 million shares of our Common Stock for an aggregate cost of $335.3 million. Subsequent to the authorization, in the fourth quarter of fiscal 2015, we repurchased approximately 5.4 million shares of our Common Stock for an aggregate cost of $328.0 million. Separately, as part of the Combination, RockTenn repurchased 10.5 million shares of RockTenn Common Stock for an aggregate cost of $667.8 million. Prior to the closing of the Combination and pursuant to the then existing RockTenn repurchase plan, in the first quarter of fiscal 2015, RockTenn repurchased 0.2 million shares of RockTenn Common Stock for an aggregate cost of $8.7 million. As of September 30, 2017, we had remaining authorization under the repurchase program authorized in July 2015 to purchase approximately 24.7 million shares of our Common Stock.

Note 17.	Share-Based Compensation

Share-based Compensation Plans

At our Annual Meeting of Stockholders held on February 2, 2016, our stockholders approved the 2016 Incentive Stock Plan and the ESPP Plan. The 2016 Incentive Stock Plan allows for the granting of options, restricted stock, SARs and restricted stock units to certain key employees and directors for the issuance of up to 9.6 million shares of Common Stock. Adjusted for the Separation as discussed below, at September 30, 2017, approximately 6.9 million shares remained available for future grants. If all currently outstanding restricted stock awards granted with a performance condition recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 2.0 million additional shares. The ESPP provides for the purchase of shares by all of our eligible employees at a 15% discount and allowed for the purchase of a total of up to 2.5 million shares of Common Stock. As of September 30, 2017, adjusted for the Separation, approximately 2.6 million shares of Common Stock remained available for purchase under the ESPP.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Combination, WestRock assumed all RockTenn and MWV equity incentive plans. We issue nonqualified stock options and restricted stock to certain key employees and our directors pursuant to our RockTenn 2004 Incentive Stock Plan, as amended, and our MWV 2005 Performance Incentive Plan, as amended.

The RockTenn 2004 Incentive Stock Plan allows for the granting of options, restricted stock, SARs and restricted stock units to certain key employees and directors for the issuance of approximately 15.8 million shares of Common Stock. At the time of the Combination, all outstanding RockTenn awards were converted to WestRock awards with no conversion factor. Adjusted for the Separation as discussed below, at September 30, 2017, approximately 3.1 million shares remained available for the future grant of awards. If all currently outstanding restricted stock awards subject to performance criteria recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 0.4 million additional shares. However, we have determined that we will not make any new grants of awards pursuant to the RockTenn 2004 Incentive Stock Plan.

In connection with the Combination, we assumed the MWV 2005 Performance Incentive Plan. The MWV shares available for issuance, stock options, SARs and unvested restricted stock units outstanding at the time of the Combination under the MWV 2005 Performance Incentive Plan were converted into WestRock options, SARs and restricted stock units, as applicable, with respect to shares of our Common Stock using the conversion factor as described in the Business Combination Agreement. The number of shares available under this plan upon conversion was approximately 12.8 million shares. Adjusted for the Separation as discussed below, at September 30, 2017, approximately 8.9 million shares remained available for future grants. If all currently outstanding restricted stock awards granted with a performance condition recorded at target achieve the maximum award, shares available for future grant would be reduced by approximately 0.1 million additional shares. However, we have determined that we will not make any new grants of awards pursuant to the MWV 2005 Performance Incentive Plan.

In connection with the Smurfit-Stone Acquisition, we assumed the Smurfit-Stone equity incentive plan, which was renamed the Rock-Tenn Company (SSCC) Equity Incentive Plan. The shares available for issuance, stock options and unvested restricted stock units outstanding at the time of the Smurfit-Stone Acquisition, under the Smurfit-Stone plan were converted into shares of RockTenn Common Stock, options and restricted stock units, as applicable, using the conversion factor as described in the merger agreement. The number of shares available under this plan upon conversion was approximately 7.9 million shares. Adjusted for the Separation as discussed below, at September 30, 2017, approximately 5.9 million shares remained available for future grants exclusively to legacy Smurfit-Stone employees who have continued employment with WestRock; however, we have determined that we will not make any new grants of awards pursuant to the Rock-Tenn Company (SSCC) Equity Incentive Plan.

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

Our results of operations for the fiscal years ended September 30, 2017, 2016 and 2015 include share-based compensation expense of $60.9 million, $75.7 million and $49.2 million, respectively, including $2.9 million included in the gain on sale of HH&B. Share-based compensation expense in fiscal 2017 was reduced by $5.4 million for the rescission of shares granted to our CEO that were inadvertently granted in excess of plan limits in fiscal 2014 and 2015. The total income tax benefit in the results of operations in connection with share-based compensation was $22.5 million, $29.2 million and $19.0 million, for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

ASC 718 requires that the benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Excess tax benefits of approximately $6.7 million, $0.3 million and $23.0 million were included in cash used for financing activities in fiscal 2017, 2016 and 2015, respectively. Cash received from share-based payment arrangements for the fiscal years ended September 30, 2017, 2016 and 2015 was $59.2 million, $33.9 million and $27.2 million, respectively.

Equity Awards Issued in Connection with the MPS Acquisition

In connection with the MPS Acquisition, we replaced certain outstanding awards of restricted stock units granted under the MPS long-term incentive plan with WestRock restricted stock units. No additional shares will be granted under the MPS plan. The MPS equity awards were replaced with identical terms utilizing an approximately 0.33 conversion factor as described in the merger agreement. As part of the MPS Acquisition, we granted 119,373 awards of restricted stock units, which contain service conditions and were valued at $54.24 per share. The acquisition consideration included approximately $1.9 million related to

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding MPS equity awards related to service prior to the effective date of the merger – the balance related to service after the effective date will be expensed over the remaining service period of the awards.

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

Stock Options and Stock Appreciation Rights

Stock options granted under our plans generally have an exercise price equal to the closing market price on the date of the grant, generally vest in three years, in either one tranche or in approximately one-third increments, and have 10-year contractual terms. However, a portion of our grants are subject to earlier expense recognition due to retirement eligibility rules. Presently, other than circumstances such as death, disability and retirement, grants will include a provision requiring both a change of control and termination of employment to accelerate vesting.

At the date of grant, we estimate the fair value of stock options granted using a Black-Scholes option pricing model. We use historical data to estimate option exercises and employee terminations in determining the expected term in years for stock options. Expected volatility is calculated based on the historical volatility of our stock, or a combination of the historical volatility of both RockTenn and MWV grants. The risk-free interest rate is based on U.S. Treasury securities in effect at the date of the grant of the stock options. The dividend yield is estimated based on our historic annual dividend payments and current expectations for the future.

We applied the following weighted average assumptions to estimate the fair value of stock option grants made in the following periods, including the grants issued in connection with the Combination in fiscal 2015:

	2016	2015
Expected term in years	7.0	3.9
Expected volatility	38.3%	21.9%
Risk-free interest rate	1.6%	2.4%
Dividend yield	4.5%	1.3%

We did not grant any stock options in fiscal 2017. The expected term and the expected volatility in fiscal 2015 are lower than fiscal 2016 primarily as a result of the characteristics of the shares issued in connection with the Combination and our expectations for expected term and expected volatility following the Combination.

The table below summarizes the changes in all stock options during the fiscal year ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	8,065,816	$29.73
Exercised	(2,074,828)	27.38
Expired	(57,225)	32.61
Forfeited	(67,636)	31.50
Outstanding at September 30, 2017	5,866,127	$30.51	4.6	$154.6
Exercisable at September 30, 2017	4,883,459	$29.94	4.0	$131.5
Vested and expected to vest at September 30, 2017	5,853,074	$30.50	4.6	$154.2

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2016 and 2015 was $8.06 and $28.78 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2017, 2016 and 2015 was $54.3 million, $14.5 million and $25.1 million, respectively.

As of September 30, 2017, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options; that cost is expected to be recognized over a weighted average remaining vesting period of 1.1 years. We amortize these costs on a straight-line basis over the explicit service period.

As part of the Combination, we issued SARs to replace outstanding MWV SARs. The SARs were valued using the Black-Scholes option pricing model. We measure compensation expense related to the SAR awards at the end of each period. We do not expect to issue additional SARs.

The table below summarizes the changes in all SARs during the fiscal year ended September 30, 2017:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2016	65,971	$26.07
Exercised	(13,868)	28.43
Expired	(1,087)	31.87
Outstanding at September 30, 2017	51,016	$25.30	2.8	$1.6
Exercisable at September 30, 2017	51,016	$25.30	2.8	$1.6

The aggregate intrinsic value of SARs exercised during the year ended September 30, 2017 and 2016 was $0.4 million and $0.2 million, respectively.

Restricted Stock

Restricted stock is typically granted annually to non-employee directors and certain of our employees. Our non-employee director awards generally vest over a period of up to one year and are treated as issued and carry dividend and voting rights until they vest. The vesting provisions for our employee awards may vary from grant to grant; however, vesting generally is contingent upon meeting various service and/or performance or market goals including, but not limited to, achievement of various financial targets including Cash Flow Per Share, Cash Flow to Equity Ratio and relative Total Shareholder Return (each as defined in the award documents). Subject to the level of performance attained, the target award for some of the grants may increase up to 200% of target or decrease to zero depending upon the terms of the individual grant. The employee grants generally vest in three years. Presently, other than circumstances such as death, disability and retirement, the grants generally include a provision requiring both a change of control and termination of employment to accelerate vesting. For certain employee grants, the grantee is entitled to receive dividend equivalent units, but will generally forfeit the restricted award and the dividend equivalents if the employee separates from us during the vesting period or if the predetermined goals are not accomplished.

The table below summarizes the changes in unvested restricted stock during the fiscal year ended September 30, 2017:

	Shares/Units	Weighted Average Grant Date Fair Value
Unvested at September 30, 2016	2,704,904	$40.89
Granted	1,605,113	53.79
Vested	(1,112,909)	48.07
Forfeited	(237,659)	39.69
Unvested at September 30, 2017 (1)	2,959,449	$45.28

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Target awards granted with a performance condition, net of subsequent forfeitures, may be increased up to 200% of the target or decreased to zero, subject to the level of performance attained. The awards are reflected in the table at the target award amount of 100%. Based on current facts and assumptions we are forecasting the performance of the grants to be attained at levels that would result in the issuance of approximately 1.4 million additional shares. However, it is possible that the performance attained may vary.

There was approximately $83.5 million of unrecognized compensation cost related to all unvested restricted shares as of September 30, 2017 that will be recognized over a weighted average remaining vesting period of 1.6 years.

The following table represents a summary of restricted stock shares granted in fiscal 2017, 2016 and 2015 with terms defined in the applicable grant letters. The shares are not deemed to be issued and carry voting rights until the relevant conditions defined in the award documents have been met, unless otherwise noted.

	2017	2016	2015
Shares of restricted stock granted to non-employee directors (1)	26,521	64,155	15,255
Shares of restricted stock granted to employees:
Shares granted for attainment of a performance condition at an amount in excess of target (2)	340,319	447,261	801,810
Shares granted with a service condition and a Cash Flow Per Share performance condition at target (3) (4)	507,070	1,211,760	379,519
Shares granted with a service condition and a relative Total Shareholder Return market condition at target (3)	301,980	—	—
Shares granted with a service condition (5)	309,850	27,370	86,265
Shares granted with a service condition and a performance condition prorated upon the Combination (6)	—	—	64,323
Share of restricted stock assumed in purchase accounting:
Shares granted with a service condition and a performance condition (7) (8)	—	—	650,685
Shares granted with a service condition (8)	119,373	—	327,005
Total restricted stock granted	1,605,113	1,750,546	2,324,862

(1)	Non-employee director grants generally vest over a period of up to one year and are deemed issued on the grant date and have voting and dividend rights.

(2)
Shares granted in the table above include shares subsequently issued for the level of performance attained in excess of target. Shares issued in fiscal 2017 for the fiscal 2014 Cash Flow to Equity Ratio were at 176.6% of target. Shares issued in fiscal 2016 for the fiscal 2013 Cash Flow to Equity Ratio were at 200% of target. Shares issued in fiscal 2015 for the fiscal 2012 Cash Flow to Equity Ratio were at 200% of target. Shares issued in fiscal 2017, 2016 and 2015 also include shares accelerated for terminated employees primarily as a result of the Combination, which were achieved at between 146.5% and 200% of target.

(3)
These employee grants vest over approximately three years and have adjustable ranges from 0-200% of target subject to the level of performance attained in the respective award agreement. The employee grants with a relative Total Shareholder Return condition were valued using a Monte Carlo simulation, the terms of which are outlined below.

(4)	Shares granted in fiscal 2015 were reduced by 50,326 shares at target related to the rescission of shares granted to our CEO that were inadvertently granted in excess of plan limits.

(5)	These shares vest over approximately three to four years.

(6)
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

(7)
The performance period applicable to each award ended upon consummation of the Combination, and the performance goals were determined in accordance with the applicable grant letter to be attained at between 100% and 168% of target.

(8)	These shares vest over approximately one to three years.

The employee grants with a relative Total Shareholder Return market condition were valued using a Monte Carlo simulation at $64.41 per share. The significant assumptions used in valuing these grants included: an expected term of 2.9 years, an expected volatility of 30.6% and a risk-free interest rate of 1.4%. We amortize these costs on a straight-line basis over the explicit service period.

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

The following table represents a summary of restricted stock vested in fiscal 2017, 2016 and 2015 (in millions, except shares):

	2017	2016	2015
Shares of restricted stock vested	1,112,909	1,589,761	1,725,435
Aggregate fair value of restricted stock vested	$59.5	$57.5	$110.4

The shares vested in 2017 reflect the vesting of the fiscal 2014 grant, with a cash flow to equity ratio performance condition that vested at 176.6% of target, certain shares assumed upon the Combination with a performance and/or service condition, as well as other awards accelerated in connection with the Combination for certain former employees. The shares vested in 2016 reflect the vesting of the fiscal 2013 grant, with a cash flow to equity ratio performance condition that vested at maximum, certain shares assumed upon the Combination with a performance and/or service condition, as well as other awards accelerated in connection with the Combination for certain former employees. The shares vested in fiscal 2015 primarily reflect the vesting of the fiscal 2012 grant, with a cash flow to equity ratio performance condition that vested at maximum, as well as other awards accelerated in connection with the Combination for certain former employees.

Employee Stock Purchase Plan

Under the ESPP, shares of Common Stock are reserved for purchase by our qualifying employees. The ESPP allowed for the purchase of a total of approximately 2.5 million shares of Common Stock. During fiscal 2017, 2016 and 2015, including shares purchased under the then existing RockTenn Employee Stock Purchase Plan, employees purchased approximately 0.2 million, 0.1 million and 0.1 million shares, respectively, under the ESPP. We recognized $1.3 million, $0.4 million and $0.5 million of expense for fiscal 2017, 2016 and 2015, respectively, related to the 15% discount on the purchase price allowed to employees. As of September 30, 2017, adjusted for the Separation, approximately 2.6 million shares of Common Stock remained available for purchase under the ESPP.

Note 18.	Related Party Transactions

We sell products to affiliated companies. Net sales to the affiliated companies for the fiscal years ended September 30, 2017, 2016 and 2015 were approximately $423.6 million, $346.6 million and $342.8 million, respectively. Accounts receivable due from the affiliated companies at September 30, 2017 and 2016 was $65.1 million and $59.4 million, respectively, and was included in accounts receivable on our consolidated balance sheets.

Note 19.	Commitments and Contingencies

Capital Additions

Estimated costs for future purchases of fixed assets that we are obligated to purchase as of September 30, 2017, total approximately $155 million.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental and Other Matters

Environmental compliance requirements are a significant factor affecting our business. We employ manufacturing processes that result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and international environmental laws and regulations, as well as the requirements of environmental permits and similar authorizations issued by various governmental authorities.

On January 31, 2013, the EPA published Boiler MACT. Boiler MACT required compliance by January 31, 2016 or by January 31, 2017 for those mills for which we obtained a prior compliance extension. All work required for our boilers to comply with the rule has been completed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a ruling on the consolidated cases challenging Boiler MACT. The court vacated key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further rulemaking. At this time, we cannot predict with certainty how this decision will impact our existing Boiler MACT strategies or whether we will incur additional costs to comply with any revised Boiler MACT standards.

In addition to Boiler MACT, we are subject to a number of other federal, state, local and international environmental rules that may impact our business, including the National Ambient Air Quality Standards for nitrogen oxide, sulfur dioxide, fine particulate matter and ozone for facilities in the U.S.

We are involved in various administrative proceedings relating to environmental matters that arise in the normal course of business, and may be involved in future matters. Although the ultimate outcome of such matters cannot be predicted with certainty and we cannot at this time estimate any reasonably possible losses based on available information, we do not believe that the currently expected outcome of any environmental proceedings and claims that are pending or threatened against us will have a material adverse effect on our results of operations, financial condition or cash flows.

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

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or other environmental laws, regulations or enforcement practices will have on our results of operations, financial condition or cash flows.

As of September 30, 2017, we had $15.0 million reserved for environmental liabilities on an undiscounted basis, of which $9.6 million is included in other long-term liabilities and $5.4 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed. We believe the liability for these matters was adequately reserved at September 30, 2017.

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

Additionally, the EPA has been working on a set of interrelated rulemakings aimed at cutting carbon emissions from power plants. On August 3, 2015, the EPA issued the Clean Power Plan. On the same day, the EPA issued a second rule setting standards of performance for new, modified and reconstructed electric utility generating units. While these rules do not apply directly to the power generation facilities at our mills, they have the potential to increase the cost of purchased electricity for our manufacturing operations and change the treatment of certain types of biomass that are currently considered carbon neutral. On February 9, 2016, the U.S. Supreme Court issued a stay halting implementation of the Clean Power Plan until the pending legal challenges to the rule are resolved. As directed by Executive Order, on April 4, 2017, the EPA issued a proposed rule announcing its intention to review the Clean Power Plan, and, if appropriate, initiate proceedings to suspend, revise or rescind it. A number of states subject to the Clean Power Plan have stopped working on their implementation strategies in response to the litigation and Executive Order; however, certain states where we operate manufacturing facilities have indicated their intention to continue their carbon reduction efforts. On October 16, 2017, the EPA issued a proposal rule that would repeal the Clean Power Plan. Due to ongoing litigation and other uncertainties regarding the Clean Power Plan, its impact on us cannot be quantified with certainty at this time.

In addition to national efforts to regulate climate change, some U.S. states in which we have manufacturing operations are also taking measures to reduce GHG emissions, such as requiring GHG emissions reporting or developing regional cap-and trade programs. California has enacted a cap-and-trade program that took effect in 2012, and includes enforceable compliance obligations that began on January 1, 2013. In July 2017, California extended the cap-and-trade program to 2030. We do not have any manufacturing facilities that are subject to the cap-and-trade requirements in California; however, we are continuing to monitor the implementation of this program as well as proposed mandatory GHG reduction efforts in other states. Also, the Washington Department of Ecology has issued a final rule, known as the Clean Air Rule, which limits GHGs from facilities that have average annual carbon dioxide equivalent emissions equal to or exceeding 100,000 metric tons/year and proposes to begin GHG emissions reduction requirements for some regulated entities in 2017. Energy intensive and trade exposed facilities and transportation fuel importers, including our Tacoma, WA mill, are subject to regulation under this program. In September 2016, various groups filed lawsuits against the Washington Department of Ecology challenging the Clean Air Rule. We are carefully monitoring this litigation to assess its potential impact on our Tacoma operations. On May 16, 2017, the Governor of Virginia issued Executive Directive 11, directing the Secretary of Natural Resources to convene a work group to study and recommend methods to reduce carbon dioxide emissions from electric power facilities and grow the clean energy economy within existing state authority. We have been selected by the Virginia Department of Environmental Quality to participate in this work group.

The Paris Agreement established a framework for reducing global GHG emissions. By signing the Paris Agreement, the U.S. made a non-binding commitment to reduce economy-wide GHG emissions by 26% to 28% below 2005 levels by 2025. Other countries in which we conduct business, including China, European Union member states and India, have set similar GHG reduction targets. The Paris Agreement became effective on November 4, 2016. Although a party to the agreement may not provide the required one-year notice of withdrawal until three years after the effective date, in June 2017, President Trump announced that the U.S. intended to withdraw from the Paris Agreement. The governors of New York, California and Washington subsequently announced their intent to form a “climate alliance” to coordinate a state response to climate change. At this time, it is not possible to determine how the Paris Agreement, or any potential U.S. commitments in lieu of those under the agreement, may impact U.S. industrial facilities, including our domestic operations.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation

The complaint in the Antitrust Litigation seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment with respect to all claims against us.  The plaintiffs have filed a notice of appeal.

As with numerous other large industrial companies, we have been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2017, there were approximately 725 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, consolidated financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. The guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be approximately $50 million. As of September 30, 2017, we have recorded $11.9 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law, however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 20.	Special Purpose Entities

Pursuant to a sale of certain large-tract forestlands in 2007, a special purpose entity MWV Timber Notes Holding, LLC received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $398.0 million. The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. The Timber Note is not subject to prepayment in whole or in part prior to maturity. The bank’s credit rating as of November 2017 was investment grade.

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

The Timber Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2017, the Timber Note was $363.0 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $321.7 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Pursuant to the sale of MWV’s remaining U.S. forestlands, which occurred on December 6, 2013, another special purpose entity MWV Timber Notes Holding Company II, LLC received, and WestRock assumed upon the Combination, an installment note receivable in the amount of $860.0 million. The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. However, at any time during a 180-day period following receipt by the borrower of notice from us that we intend to withhold our consent to any amendment or waiver of this Installment Note that was requested by the borrower and approved by any eligible assignees, the borrower may prepay the Installment Note in whole but not in part for cash at 100% of the principal, plus accrued but unpaid interest, breakage, or other similar amount if any. As of September 30, 2017, no event had occurred that would allow for the prepayment of the Installment Note. We monitor the credit quality of the borrower and receive quarterly compliance certificates. The borrower’s credit rating as of November 2017 was investment grade.

Using the Installment Note as collateral, MWV TN II received $774.0 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to WestRock and is payable from the Installment Note proceeds upon its maturity in December 2023. As a result, the Installment Note is not available to satisfy any obligations of WestRock. MWV TN II can elect to prepay, at any time, the liability in whole or in part, with sufficient notice, but would avail itself of this provision only in the event the Installment Note was prepaid in whole or in part. The secured financing agreement however requires a mandatory repayment, up to the amount of cash received, if the Installment Note is prepaid in whole or in part.

The Installment Note and the secured financing liability were fair valued on the opening balance sheet in connection with the Combination. As of September 30, 2017, the Installment Note was $924.4 million and is included within restricted assets held by special purpose entities on the consolidated balance sheet and the secured financing liability was $840.2 million and is included within non-recourse liabilities held by special purpose entities on the consolidated balance sheet.

Note 21.	Segment Information

Subsequent to the Separation, we report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing (prior to the HH&B Sale), and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of our operations included in the segments are located in locations such as Canada, Mexico, South America, Europe, Asia and Australia. The table below reflects financial data of our foreign operations for each of the past three fiscal years (in millions, except percentages):

	Years Ended September 30,
	2017	2016	2015
Foreign net sales to unaffiliated customers	$2,621.2	$2,426.6	$1,506.5
Foreign segment income	$260.1	$226.1	$171.6
Foreign long-lived assets	$1,558.3	$1,341.5	$1,228.0
Foreign operations as a percent of consolidated operations:
Foreign net sales to unaffiliated customers	17.6%	17.1%	13.5%
Foreign segment income	21.8%	18.4%	16.0%
Foreign long-lived assets	17.1%	14.4%	13.4%

We evaluate performance and allocate resources based, in part, on profit from operations before income taxes, interest and other items. The accounting policies of the reportable segments are the same as those described in “Note 1. Description of Business and Summary of Significant Accounting Policies”. We account for intersegment sales at prices that approximate market prices. For segment reporting purposes, we include our equity in income of unconsolidated entities in segment income, as well as our investments in unconsolidated entities in segment identifiable assets. Equity in income of unconsolidated entities is not material and we disclose our investments in unconsolidated entities below. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2017	2016	2015
Net sales (aggregate):
Corrugated Packaging	$8,408.3	$7,868.5	$7,516.9
Consumer Packaging	6,452.5	6,388.1	3,740.1
Land and Development	243.8	119.8	45.0
Total	$15,104.6	$14,376.4	$11,302.0
Less net sales (intersegment):
Corrugated Packaging	$155.8	$136.2	$130.6
Consumer Packaging	89.1	68.4	46.6
Total	$244.9	$204.6	$177.2
Net sales (unaffiliated customers):
Corrugated Packaging	$8,252.5	$7,732.3	$7,386.3
Consumer Packaging	6,363.4	6,319.7	3,693.5
Land and Development	243.8	119.8	45.0
Total	$14,859.7	$14,171.8	$11,124.8
Segment income:
Corrugated Packaging	$753.9	$739.9	$806.7
Consumer Packaging	425.8	481.7	267.0
Land and Development	13.8	4.6	(3.4)
Segment income	1,193.5	1,226.2	1,070.3
Pension risk transfer expense	—	(370.7)	—
Pension lump sum settlement and retiree medical curtailment, net	(32.6)	—	(11.5)
Land and Development impairment	(46.7)	—	—
Restructuring and other costs, net	(196.7)	(366.4)	(140.8)
Non-allocated expenses	(43.5)	(49.1)	(58.4)
Interest expense	(277.7)	(256.7)	(132.5)
Gain (loss) on extinguishment of debt	1.8	2.7	(2.6)
Interest income and other income (expense), net	66.7	58.6	9.7
Gain on sale of HH&B	192.8	—	—
Income from continuing operations before income taxes	$857.6	$244.6	$734.2

Segment income in fiscal 2017, 2016 and 2015 was reduced by $26.5 million, $8.1 million and $64.7 million, respectively, of expense for inventory stepped-up in purchase accounting, net of related LIFO impact. Corrugated Packaging segment income and Consumer Packaging segment income in fiscal 2017 were reduced by $1.4 million and $25.1 million, respectively. The Corrugated Packaging segment income and Consumer Packaging segment income in fiscal 2016 were reduced by $3.4 million and $4.7 million, respectively. Corrugated Packaging segment income and Consumer Packaging segment income in fiscal 2015 were reduced by $2.2 million and $62.5 million, respectively.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows selected operating data for our segments (in millions):

	Years Ended September 30,
	2017	2016	2015
Identifiable assets:
Corrugated Packaging	$10,537.7	$10,046.0	$9,467.3
Consumer Packaging	11,877.8	10,122.5	10,175.7
Land and Development	89.8	460.6	545.5
Assets of discontinued operations	—	—	2,618.5
Assets held for sale	173.6	52.3	10.2
Corporate	2,410.1	2,356.8	2,555.2
Total	$25,089.0	$23,038.2	$25,372.4

Goodwill:
Corrugated Packaging	$1,865.7	$1,722.5	$1,667.5
Consumer Packaging	3,662.6	3,055.6	2,979.6
Total	$5,528.3	$4,778.1	$4,647.1

Depreciation and amortization:
Corrugated Packaging	$597.9	$576.2	$496.6
Consumer Packaging	508.2	498.9	201.8
Land and Development	0.7	1.4	0.2
Discontinued operations	—	57.2	22.0
Corporate	9.8	12.8	20.2
Total	$1,116.6	$1,146.5	$740.8

Capital expenditures:
Corrugated Packaging	$492.1	$490.1	$378.4
Consumer Packaging	265.8	244.9	166.1
Discontinued operations	—	45.2	28.6
Corporate	20.7	16.5	12.4
Total	$778.6	$796.7	$585.5

Investment in unconsolidated entities:
Corrugated Packaging	$321.1	$281.2	$7.9
Consumer Packaging	24.7	22.2	21.3
Land and Development	14.4	28.6	31.0
Corporate	0.4	(3.1)	—
Total	$360.6	$328.9	$60.2

The increase in the Corrugated Packaging segment’s investment in unconsolidated entities in fiscal 2016 was primarily related to the Grupo Gondi investment. The Corporate investment in unconsolidated entities in fiscal 2016 primarily represented an entity that had losses that were guaranteed equally by the partners; this subsidiary has since been sold. The investment in Grupo Gondi that is included in the Corrugated Packaging segment’s investment in unconsolidated entities in fiscal 2017 and 2016 exceeds our proportionate share of the underlying equity in net assets by approximately $76.2 million and $65.3 million, respectively. Approximately $59.2 million and $56.2 million remains amortizable to expense in equity in income of unconsolidated entities over the estimated life of the underlying assets ranging from 10 to 15 years beginning with our investment in fiscal 2016. In fiscal

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017, our equity participation in the Grupo Gondi joint venture increased due to the joint venture entity’s stock redemption from a minority partner. As a result, our equity participation in the joint venture increased to approximately 27.0%. See “Note 23. Subsequent Events (Unaudited) — Grupo Gondi Investment” for recent developments.

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2017, 2016 and 2015 are as follows (in millions):

	Corrugated Packaging	Consumer Packaging	Total
Balance as of October 1, 2014
Goodwill	$1,525.4	$443.8	$1,969.2
Accumulated impairment losses	—	(42.8)	(42.8)
	1,525.4	401.0	1,926.4
Goodwill acquired	183.3	2,586.5	2,769.8
Purchase price allocation adjustments	2.4	(1.1)	1.3
Translation adjustment	(43.6)	(6.8)	(50.4)
Balance as of September 30, 2015
Goodwill	1,667.5	3,022.4	4,689.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,667.5	2,979.6	4,647.1
Goodwill acquired	52.4	8.0	60.4
Goodwill disposed of	(24.0)	—	(24.0)
Purchase price allocation adjustments	(4.9)	67.6	62.7
Translation adjustment	31.5	0.4	31.9
Balance as of September 30, 2016
Goodwill	1,722.5	3,098.4	4,820.9
Accumulated impairment losses	—	(42.8)	(42.8)
	1,722.5	3,055.6	4,778.1
Goodwill acquired	137.6	907.8	1,045.4
Goodwill disposed of	—	(329.6)	(329.6)
Purchase price allocation adjustments	(1.2)	9.3	8.1
Translation adjustment	6.8	19.5	26.3
Balance as of September 30, 2017
Goodwill	1,865.7	3,705.4	5,571.1
Accumulated impairment losses	—	(42.8)	(42.8)
	$1,865.7	$3,662.6	$5,528.3

The goodwill acquired in fiscal 2017 related to the MPS Acquisition and the Hannapak Acquisition in the Consumer Packaging segment and the U.S. Corrugated Acquisition, the Island Container Acquisition and the Star Pizza Acquisition in the Corrugated Packaging segment. The goodwill disposed of in the Consumer Packaging segment in fiscal 2017 was primarily related to the HH&B Sale. The goodwill acquired in fiscal 2016 related to the SP Fiber Acquisition and the Packaging Acquisition in the Corrugated Packaging and Consumer Packaging segments, respectively. The goodwill disposed of in the Corrugated Packaging segment in fiscal 2016 relates to the disposal of a portion of the reporting unit in connection with the investment in the Grupo Gondi unconsolidated joint venture. The goodwill acquired in fiscal 2015 primarily relates to the Combination. See “Note 6. Merger, Acquisitions and Investment”.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Financial Results by Quarter (Unaudited)

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$3,447.2	$3,656.3	$3,695.6	$4,060.6
Gross profit	$591.3	$675.4	$695.5	$778.0
Pension lump sum settlement and retiree medical curtailment, net	$—	$28.7	$—	$3.9
Land and Development impairment	$—	$42.7	$—	$4.0
Restructuring and other costs, net	$81.0	$18.3	$59.4	$38.0
(Loss) gain on extinguishment of debt	$—	$(0.1)	$2.0	$(0.1)
Gain on sale of HH&B	$—	$—	$190.6	$2.2
Consolidated net income	$78.5	$98.2	$326.6	$195.3
Net income attributable to common stockholders	$80.9	$103.1	$328.1	$196.1
Basic earnings per share attributable to common stockholders	$0.32	$0.40	$1.29	$0.77
Diluted earnings per share attributable to common stockholders	$0.32	$0.40	$1.29	$0.76

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)
Net sales	$3,470.9	$3,492.7	$3,596.5	$3,611.7
Gross profit	$654.7	$657.3	$727.3	$719.3
Pension risk transfer expense	$—	$—	$—	$370.7
Restructuring and other costs, net	$162.8	$111.1	$43.1	$49.4
Gain on extinguishment of debt	$—	$—	$—	$2.7
Income (loss) from continuing operations	$30.4	$58.4	$152.4	$(86.4)
(Loss) income from discontinued operations, net of tax	$(482.1)	$1.4	$(58.7)	$(5.3)
Consolidated net (loss) income	$(451.7)	$59.8	$93.7	$(91.7)
Net (loss) income attributable to common stockholders	$(453.5)	$56.9	$92.3	$(92.0)
Basic earnings (loss) per share from continuing operations	$0.12	$0.22	$0.60	$(0.34)
Diluted earnings (loss) per share from continuing operations	$0.12	$0.22	$0.59	$(0.34)
Basic (loss) earnings per share attributable to common stockholders	$(1.76)	$0.22	$0.37	$(0.37)
Diluted (loss) earnings per share attributable to common stockholders	$(1.73)	$0.22	$0.36	$(0.37)

We computed the interim earnings per common and common equivalent share amounts as if each quarter was a discrete period. As a result, the sum of the basic and diluted earnings per share by quarter will not necessarily total the annual basic and diluted earnings per share.

Consolidated net income in the first quarter of fiscal 2017 financial results by quarter (unaudited) table was increased due to a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that will simplify future operating activities within the U.S. Basic and diluted earnings per share attributable to common stockholders were each increased by approximately $0.09 per share.

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated net income in the second quarter of fiscal 2017 financial results by quarter (unaudited) table was decreased due to a non-cash charge of $28.7 million recorded on the line item “Pension lump sum settlement” on our Consolidated Statements of Operations related to our year to date lump sum payments to certain beneficiaries of the Plan, together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting. For additional information see “Note 15. Retirement Plans”. Additionally, consolidated net income in the second quarter of fiscal 2017 financial results by quarter (unaudited) table was decreased due to a non-cash charge of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest, recorded on the line item “Land and development impairment” on our Consolidated Statements of Operations due to the accelerated monetization strategy in our Land and Development segment. The impairment was recorded to write-down the carrying value on projects where the projected sales proceeds were less than the carrying value. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.16 per share for these items.

Consolidated net income in the third quarter of fiscal 2017 financial results by quarter (unaudited) table was increased due to a pre-tax gain on sale of HH&B of $190.6 million. Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were each increased by approximately $0.76 and $0.75 per share, respectively. See “Note 8. Assets Held For Sale” for additional information.

(Loss) income from discontinued operations in the first quarter of fiscal 2016 financial results by quarter (unaudited) table includes a pre-tax non-cash goodwill impairment charge of $478.3 million as a result of our evaluation of whether events or changes in circumstances had occurred that would indicate whether it was more likely than not that the goodwill of our then-owned Specialty Chemicals reporting unit was impaired. No tax benefit was recorded for the goodwill impairment. See “Note 7. Discontinued Operations” for additional information. Basic and diluted earnings per share attributable to common stockholders were decreased by approximately $1.86 and $1.83 per share, respectively.

(Loss) income from discontinued operations in the third quarter of fiscal 2016 financial results by quarter (unaudited) table includes a $101.1 million pre-tax non-cash impairment of our Specialty Chemicals customer relationships intangible that was evaluated at the time of the Separation. Basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.27 per share. See “Note 7. Discontinued Operations” for additional information.

Income from continuing operations in the fourth quarter of fiscal 2016 financial results by quarter (unaudited) table was decreased due to a non-cash charge of $370.7 million recorded on the line item “Pension risk transfer expense” on our Consolidated Statements of Operations as we settled $2.5 billion in pension obligations of the Plan. Basic and diluted earnings per share from continuing operations and basic and diluted earnings per share attributable to common stockholders were each decreased by approximately $0.91 per share. See “Note 15. Retirement Plans” for additional information.

Note 23.	Subsequent Events (Unaudited)

Grupo Gondi Investment

On October 20, 2017, we increased our ownership interest in the Grupo Gondi joint venture to approximately 32.3% through a $108 million capital contribution, which followed a redemption of a minority partner in April 2017. The capital contribution will be used to support the joint venture’s capital expansion plans, including related to a greenfield containerboard mill and several converting plants. Each partner continues to hold future put and call rights with respect to its respective ownership interest in the joint venture.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we may issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances of the notes under the program are expected to be used for general corporate purposes.

Capital Investment in Florence, South Carolina Mill

On November 16, 2017, we announced our intention to invest approximately $410 million over two years in connection with installing a 330” kraft linerboard machine and related infrastructure that will replace three older, narrow-width paper machines at

WESTROCK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our kraft linerboard mill located in Florence, South Carolina. In addition, we expect to invest approximately $60 million over the next five years to support the new machine and other projects. We expect the new machine to become operational in the first half of calendar 2020 and to produce 710,000 tons of kraft linerboard annually.

New Revolving Credit Facility

On October 31, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, providing for a 364-day senior unsecured revolving credit facility in an aggregate committed principal amount of $450.0 million. The proceeds of the credit facility may be used for working capital and for other general corporate purposes. The credit facility is unsecured and is guaranteed by WestRock RKT Company and WestRock MWV, LLC. At our option, loans issued under the credit facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin.

Other Activity

On October 31, 2017, we borrowed $485.0 million under our Receivables Facility and prepaid $485.0 million outstanding under our term loan. There are no further amortization payments due under the term loan facility until its maturity. See “Note 11. Debt” for additional information about these facilities.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WestRock Company

We have audited the accompanying consolidated balance sheets of WestRock Company as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestRock Company at September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WestRock Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
WestRock Company

We have audited WestRock Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WestRock Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Company’s operations related to the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition, which are included in the fiscal year 2017 consolidated financial statements of WestRock Company and constituted $3.6 billion of total assets as of September 30, 2017 and $0.6 billion of revenues for the year then ended. Our audit of internal control over financial reporting of WestRock also did not include an evaluation of the internal control over financial reporting of the Company’s operations related to the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition.
In our opinion, WestRock Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WestRock Company as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2017 of WestRock Company, and our report dated November 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 17, 2017

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2017 included all of our operations other than those we acquired in fiscal 2017 related to the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2017. Total assets as of September 30, 2017 and total revenues for the year ending September 30, 2017 for the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition were $3.6 billion and $0.6 billion, respectively. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisitions within one year after the date of the acquisitions. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of September 30, 2017.

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

Audit Committee Responsibility

The Audit Committee of our board of directors, composed solely of directors who are independent in accordance with the requirements of the NYSE listing standards, the Exchange Act and our Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report will be contained in our definitive proxy statement issued in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

STEVEN C. VOORHEES,
Chief Executive Officer and President

WARD H. DICKSON,
Executive Vice President and Chief Financial Officer
November 17, 2017

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

We have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, under the supervision and with the participation of our management, including our CEO and CFO. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms.

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

Management has evaluated, with the participation of our CEO and CFO, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017. In connection with that evaluation, we have determined that there was no change in internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Our CEO and CFO have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. In addition, on February 17, 2017, our CEO certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on February 17, 2017. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS
Identification of Executive Officers
The executive officers of the Company are as follows as of November 17, 2017:

Name	Age	Position Held

Steven C. Voorhees	63	Chief Executive Officer and President

Robert A. Feeser	56	President, Consumer Packaging

Jeffrey W. Chalovich	54	President, Corrugated Packaging

James B. Porter III	66	President, Business Development and Latin America

Marc P. Shore	63	President, Multi-Packaging Solutions

Ward H. Dickson	55	Executive Vice President and Chief Financial Officer

Robert B. McIntosh	60	Executive Vice President, General Counsel and Secretary

Jennifer Graham-Johnson	49	Chief Human Resources Officer

A. Stephen Meadows	67	Chief Accounting Officer
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
James B. Porter III has served as WestRock’s president, business development and Latin America since September 2016. He previously served as WestRock’s president, paper solutions since July 1, 2015. He served as RockTenn’s president, paper solutions from April 2014 through June 30, 2015, as RockTenn’s president - corrugated packaging from July 2012 to April 2014, as RockTenn’s president - corrugated packaging and recycling from May 2011 to July 2012 and as executive vice president of RockTenn’s corrugated packaging business from July 2008 until May 2011. Mr. Porter joined RockTenn in connection with its acquisition of Southern Container Corp. in March 2008. Prior to his appointment as executive vice president of RockTenn, Mr. Porter served as the president and chief operating officer of Southern Container from 2004 and served as the president of Solvay Paperboard, a subsidiary of Southern Container, from 1997 through 2004.
Marc P. Shore has served as WestRock’s president, multi packaging solutions since June 2017. He had previously served as chief executive officer of Multi Packaging Solutions International Limited and Shorewood Packaging. Mr. Shore has 39 years of experience in the print-based specialty packaging industry. He founded MPS in 2005 with private equity sponsorship and took the company public in 2015. During his time at Shorewood Packaging, he led the company through a successful initial public offering and for 14 years as a public company before its sale to International Paper in 2000. Mr. Shore continued as president of the business and as a corporate officer of International Paper until 2004.
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

The remainder of the information required by this item will be contained in our definitive proxy statement issued in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our definitive proxy statement issued in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

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
Agreement and Plan of Merger, dated as of January 23, 2011, by and among, Rock-Tenn Company, Sam Acquisition, LLC and Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 2.1 of RockTenn’s Current Report on Form 8-K, filed on January 24, 2011).

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

2.4	—
Purchase Agreement, dated January 23, 2017, by and among Silgan Holdings LLC, Silgan White Cap Holdings Spain, S.L., Silgan Holdings B.V., Silgan Holdings Inc., WestRock MWV, LLC and WestRock Company (incorporated by reference to Exhibit 2.4 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).†

2.5	—
Agreement and Plan of Merger, dated January 23, 2017, among WestRock Company, WRK Merger Sub Limited and Multi Packaging Solutions International Limited (incorporated by reference to Exhibit 2.5 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

2.6	—
Voting Agreement, dated January 23, 2017, between WestRock Company and Mustang Investment Holdings L.P (incorporated by reference to Exhibit 2.6 of WestRock’s Current Report on Form 8-K filed on January 24, 2017).

2.7	—
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

Exhibit Number		Description of Exhibits

4.1(e)	—
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

P 4.2(a)	—
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

Exhibit Number		Description of Exhibits

4.4(b)	—
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
Indenture, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of RockTenn’s Current Report on Form 8-K filed on October 2, 2012).

4.6(b)	—
Registration Rights Agreement, dated as of September 11, 2012, by and among Rock-Tenn Company, the Guarantors (as defined therein), and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 4.2 of RockTenn’s Current Report on Form 8-K filed on October 2, 2012).

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
Indenture, dated August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

4.7(b)	—
First Supplemental Indenture, dated August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

Exhibit Number		Description of Exhibits

4.9(c)	—
Registration Rights Agreement, dated August 24, 2017, by and among WestRock Company, WestRock MWV LLC, WestRock RKT Company, and Merrill Lynch, Piece, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc., TD Securities (USA) LLC, HSBC Securities (USA) Inc., MUFG Securities Americas Inc. and Rabo Securities USA, Inc., as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 of WestRock’s Current Report on Form 8-K filed on August 24, 2017).

*10.1(a)	—
The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 (incorporated by reference to Exhibit 10.3 of The Mead Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999).

*10.1(b)	—
The Mead Corporation 1996 Stock Option Plan, as amended February 22, 2001 (incorporated by reference to Appendix 2 of The Mead Corporation’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on March 9, 2001).

*10.1(c)	—
Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002 (incorporated by reference to Exhibit 10.3 of MWV’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.1(d)	—
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

*10.4(a)	—	Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Current Report on Form 8-K filed on February 3, 2005).

*10.4(b)	—	Amendment Number 1 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*10.4(c)	—	Amendment Number 2 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.5 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.4(d)	—	Amendment Number 3 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.4(e)	—	Amendment Number 4 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.4(f)	—	Amendment Number 5 to Rock-Tenn Company 2004 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.5	—
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

Exhibit Number		Description of Exhibits

*10.7(a)	—
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

10.19	—
Sixth Amended and Restated Receivables Sale Agreement, dated July 22, 2016, among WestRock Company of Texas, WestRock Converting Company, WestRock Mill Company, LLC, WestRock - Southern Container, LLC, WestRock California, Inc., WestRock Minnesota Corporation, WestRock CP, LLC, WestRock - Solvay, LLC, WestRock - REX, LLC, WestRock - Graphics, Inc., WestRock Commercial, LLC, WestRock Packaging, Inc., WestRock Slatersville LLC, WestRock Consumer Packaging Group, LLC, WestRock Dispensing Systems, Inc., and WestRock Packaging Systems, LLC (incorporated by reference to Exhibit 10.20 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

Exhibit Number		Description of Exhibits

*10.20	—
Employment Agreement by and among RockTenn-Southern Container, LLC (successor-in-interest to Southern Container Corp.), Rock-Tenn Services Inc., and James B. Porter III, dated as of December 22, 2014, and effective as of January 1, 2015 (incorporated by reference to Exhibit 10.1 of RockTenn’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014).

*10.21	—	Summary of MeadWestvaco Corporation 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.51 of MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

*10.22	—	Summary of MeadWestvaco Corporation 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.50 to MWV’s quarterly report on Form 10-Q for the period ended March 31, 2015).

10.23(a)	—
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

10.23(b)	—
Eighth Amended and Restated Credit and Security Agreement, dated July 22, 2016, among WestRock Financial Inc., WestRock Converting Company, the lenders and co-agents from time to time party thereto and Cooperatieve Rabobank, U.A. (incorporated by reference to Exhibit 10.24(b) of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2016).

*10.24	—
Letter Agreement between MeadWestvaco Corporation, Rock-Tenn Company and John A. Luke, Jr., dated June 30, 2015 (incorporated by reference to Exhibit 10.25 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

10.25(a)	—
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

10.25(b)	—
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

10.25(c)	—
Amendment No. 2, dated June 30, 2017, among WestRock Company, WestRock Company of Canada Holdings Corp./Compagnie de Holdings WestRock du Canada Corp., the other Credit Parties, the Lenders thereto and Wells Fargo Bank, National Association, as administrative agent and multicurrency agent for the Lenders to the Credit Agreement, dated July 1, 2015 (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.26	—
Credit Agreement, dated as of July 1, 2015, among RockTenn CP, LLC, Rock-Tenn Converting Company and MeadWestvaco Virginia Corporation, as borrowers, as the guarantors from time to time party thereto, the lenders from time to time party thereto and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on July 2, 2015).

10.27	—
Fifth Amended and Restated Performance Undertaking, dated as of September 1, 2015, executed by Westrock RKT Company, as successor-in-interest to Rock-Tenn Company, and Westrock Company(incorporated by reference to Exhibit 10.29 of WestRock’s Annual Report on Form 10-K for the year ended September 30, 2015).

*10.28	—
WestRock Company 2016 Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.30 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.29	—
Uncommitted and Revolving Credit Line Agreement, dated November 2, 2015, between Sumitomo Mitsui Banking Corporation and WestRock Company (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015).

*10.30	—	Employee Stock Purchase Plan, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

Exhibit Number		Description of Exhibits

*10.31	—	WestRock Company 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.32	—
Uncommitted and Revolving Credit Line Agreement, dated February 11, 2016, between The Bank of Tokyo-Mitsubishi UFJ, Ltd. and WestRock Company (incorporated by reference to Exhibit 10.3 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.33	—
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

10.35	—
Covington Plant Services Agreement, dated May 11, 2016, between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.36	—
Covington Plant Ground Lease Agreement, dated May 11, 2016, between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 of WestRock’s Current Report on Form 8-K filed on May 11, 2016).

10.37	—	Tax Matters Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.38	—
Transition Services Agreement, dated May 14, 2016, between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on May 19, 2016).

10.39	—
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

@10.42	—	Commitment Agreement, dated September 8, 2016, among WestRock Company, Prudential Insurance Company of America and State Street Bank and Trust Company.

*10.43(a)	—
Amended and Restated Employment Agreement, dated January 1, 2008, between MeadWestvaco Corporation and Robert A. Feeser (incorporated by reference to Exhibit 99.1 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.43(b)	—
Letter Agreement, dated December 12, 2016, between WestRock Company and Robert A. Feeser (incorporated by reference to Exhibit 99.2 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

*10.44	—
Employment Agreement, dated July 31, 2007, between Southern Container Corp. and Jeffrey W. Chalovich (incorporated by reference to Exhibit 99.3 of WestRock’s Current Report on Form 8-K filed on December 16, 2016).

10.45	—
Credit Agreement, dated as of May 15, 2017, by and among WestRock Company, as Parent, MWV Luxembourg S.À R.L. and WestRock Packaging Systems UK LTD., as Borrowers, the lenders party thereto, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger and Sole Bookrunner, and Sumitomo Mitsui Banking Corporation, TD Bank, N.A., and HSBC Bank USA, National Association as Joint Lead Arrangers and Co-Syndication Agents (incorporated by reference to Exhibit 10.1 of WestRock’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

Exhibit Number		Description of Exhibits

10.46	—
Form of Dealer Agreement between WestRock Company, WestRock RKT Company, WestRock MWV, LLC and the Dealer thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

10.47	—
Credit Agreement, dated October 31, 2017, among WestRock Company, the subsidiaries of the Company from time to time party thereto, as borrowers, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

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

P    Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTROCK COMPANY

Dated:	November 17, 2017	By:	/s/ STEVEN C. VOORHEES
Steven C. Voorhees
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEVEN C. VOORHEES	Chief Executive Officer and President (Principal Executive Officer), Director	November 17, 2017
Steven C. Voorhees

/s/ WARD H. DICKSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 17, 2017
Ward H. Dickson

/s/ A. STEPHEN MEADOWS	Chief Accounting Officer (Principal Accounting Officer)	November 17, 2017
A. Stephen Meadows

/s/ JOHN A. LUKE, JR.	Director, Non-Executive Chairman of the Board	November 17, 2017
John A. Luke, Jr.

/s/ TIMOTHY J. BERNLOHR	Director	November 17, 2017
Timothy J. Bernlohr

/s/ J. POWELL BROWN	Director	November 17, 2017
J. Powell Brown

/s/ MICHAEL E. CAMPBELL	Director	November 17, 2017
Michael E. Campbell

/s/ TERRELL K. CREWS	Director	November 17, 2017
Terrell K. Crews

/s/ RUSSELL M. CURREY	Director	November 17, 2017
Russell M. Currey

/s/ GRACIA C. MARTORE	Director	November 17, 2017
Gracia C. Martore

/s/ JAMES E. NEVELS	Director	November 17, 2017
James E. Nevels

/s/ TIMOTHY H. POWERS	Director	November 17, 2017
Timothy H. Powers

/s/ BETTINA M. WHYTE	Director	November 17, 2017
Bettina M. Whyte

/s/ ALAN D. WILSON	Director	November 17, 2017
Alan D. Wilson