Form 10-Q
period 2017-12-31
WestRock Co
filed 2018-02-07
CIK 1636023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-37484
WestRock Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3335141
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road NE, Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (770) 448-2193

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 26, 2018
Common Stock, $0.01 par value	255,127,173

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except Per Share Data)

	Three Months Ended
	December 31,
	2017	2016
Net sales	$3,894.0	$3,447.2
Cost of goods sold	3,111.6	2,855.9
Selling, general and administrative, excluding intangible amortization	366.2	336.3
Selling, general and administrative intangible amortization	72.5	52.6
Multiemployer pension withdrawal	180.0	—
Land and Development impairment	27.6	—
Restructuring and other costs	16.3	81.0
Operating profit	119.8	121.4
Interest expense, net	(64.8)	(54.1)
Loss on extinguishment of debt	(1.0)	—
Other income, net	2.5	1.1
Equity in income of unconsolidated entities	3.8	13.7
Income before income taxes	60.3	82.1
Income tax benefit (expense)	1,073.2	(3.6)
Consolidated net income	1,133.5	78.5
Less: Net loss attributable to noncontrolling interests	1.6	2.4
Net income attributable to common stockholders	$1,135.1	$80.9

Basic earnings per share attributable to common stockholders	$4.45	$0.32
Diluted earnings per share attributable to common stockholders	$4.38	$0.32

Basic weighted average shares outstanding	255.0	251.2
Diluted weighted average shares outstanding	259.2	255.3

Cash dividends paid per common share	$0.43	$0.40

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2017	2016
Consolidated net income	$1,133.5	$78.5
Other comprehensive income, net of tax:
Foreign currency translation loss	(41.9)	(110.7)
Derivatives:
Deferred (loss) gain on cash flow hedges	(0.1)	0.1
Reclassification adjustment of net loss on cash flow hedges included in earnings	0.5	—
Unrealized gain on available for sale security	0.8	—
Defined benefit pension plans:
Net actuarial loss arising during the period	—	(10.2)
Amortization and settlement recognition of net actuarial loss, included in pension cost	3.3	4.4
Prior service cost arising during the period	(2.7)	—
Amortization and curtailment recognition of prior service cost, included in pension cost	—	0.2
Other comprehensive loss, net of tax	(40.1)	(116.2)
Comprehensive income (loss)	1,093.4	(37.7)
Less: Comprehensive loss attributable to noncontrolling interests	1.4	2.9
Comprehensive income (loss) attributable to common stockholders	$1,094.8	$(34.8)

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Millions, Except Per Share Data)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$306.4	$298.1
Restricted cash	5.9	5.9
Accounts receivable (net of allowances of $45.9 and $45.8)	1,804.3	1,886.8
Inventories	1,869.2	1,797.3
Other current assets	317.0	329.2
Assets held for sale	162.4	173.6
Total current assets	4,465.2	4,490.9
Property, plant and equipment, net	9,063.9	9,118.3
Goodwill	5,524.8	5,528.3
Intangibles, net	3,268.6	3,329.3
Restricted assets held by special purpose entities	1,285.9	1,287.4
Prepaid pension asset	384.8	368.0
Other assets	1,143.7	966.8
Total Assets	$25,136.9	$25,089.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$1,244.6	$608.7
Accounts payable	1,402.3	1,492.1
Accrued compensation and benefits	314.3	416.7
Other current liabilities	526.1	492.3
Total current liabilities	3,487.3	3,009.8
Long-term debt due after one year	5,365.8	5,946.1
Pension liabilities, net of current portion	271.6	279.4
Postretirement benefit liabilities, net of current portion	151.4	153.4
Non-recourse liabilities held by special purpose entities	1,159.8	1,161.9
Deferred income taxes	2,278.0	3,410.2
Other long-term liabilities	1,025.0	737.4
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	4.4	4.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 254.9 million and 254.5 million shares outstanding at December 31, 2017 and September 30, 2017, respectively	2.5	2.5
Capital in excess of par value	10,651.7	10,624.9
Retained earnings	1,196.8	172.4
Accumulated other comprehensive loss	(497.6)	(457.3)
Total stockholders’ equity	11,353.4	10,342.5
Noncontrolling interests	40.2	43.6
Total equity	11,393.6	10,386.1
Total Liabilities and Equity	$25,136.9	$25,089.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In Millions, Except Share Data)

	Number of Shares of Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	WestRock Company Stockholders’ Equity	Non controlling Interests(1)	Total Equity
Balance at September 30, 2017	254.5	$2.5	$10,624.9	$172.4	$(457.3)	$10,342.5	$43.6	$10,386.1
Net income attributable to common stockholders	—	—	—	1,135.1	—	1,135.1	(1.1)	1,134.0
Other comprehensive loss, net of tax	—	—	—	—	(40.3)	(40.3)	—	(40.3)
Compensation expense under share-based plans	—	—	14.3	—	—	14.3	—	14.3
Cash dividends declared (per share - $0.43) (2)	—	—	—	(110.7)	—	(110.7)	—	(110.7)
Distributions and adjustments to noncontrolling interests	—	—	—	—	—	—	(2.3)	(2.3)
Issuance of common stock, net of stock received for minimum tax withholdings	0.4	—	12.5	—	—	12.5	—	12.5
Balance at December 31, 2017	254.9	$2.5	$10,651.7	$1,196.8	$(497.6)	$11,353.4	$40.2	$11,393.6

(1)
Excludes amounts related to contingently redeemable noncontrolling interests, which are separately classified outside of permanent equity in the mezzanine section of the Condensed Consolidated Balance Sheets.

(2)	Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone Container Corporation (“Smurfit-Stone”) bankruptcy claims.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	December 31,
	2017	2016
Operating activities:
Consolidated net income	$1,133.5	$78.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	307.7	275.2
Cost of real estate sold	7.6	51.3
Deferred income tax benefit	(1,234.6)	(18.8)
Share-based compensation expense	14.6	17.1
Loss on extinguishment of debt	1.0	—
Loss (gain) on disposal of plant, equipment and other, net	1.5	(0.4)
Equity in income of unconsolidated entities	(3.8)	(13.7)
Pension and other postretirement funding (more) than expense (income)	(23.9)	(17.0)
Multiemployer pension withdrawal	180.0	—
Gain on sale or deconsolidation of subsidiaries	(0.3)	—
Cash surrender value increase in excess of premiums paid	(11.5)	(6.3)
Distributed earnings from equity investments	0.1	8.6
Other non-cash items	(10.0)	(13.4)
Land and Development impairments	27.6	—
Impairment adjustments	6.4	38.1
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	81.9	53.8
Inventories	(74.0)	(45.3)
Other assets	9.2	(16.0)
Accounts payable	(89.4)	166.5
Income taxes	118.2	(2.9)
Accrued liabilities and other	(78.3)	(37.9)
Net cash provided by operating activities	363.5	517.4
Investing activities:
Capital expenditures	(214.1)	(176.1)
Cash received for purchase of businesses, net of cash acquired	3.4	3.5
Investment in unconsolidated entities	(110.7)	(1.4)
Corporate-owned life insurance premium paid	—	(0.7)
Return of capital from unconsolidated entities	0.6	9.5
Proceeds from sale of property, plant and equipment	12.1	4.7
Net cash used for investing activities	(308.7)	(160.5)
Financing activities:
Additions to revolving credit facilities	87.6	3.4
Additions to debt	475.3	0.6
Repayments of debt	(1,050.6)	(5.5)
Changes in commercial paper, net	554.7	—
Other financing repayments, net	(13.5)	(10.6)
Issuances of common stock, net of related minimum tax withholdings	11.4	9.2
Purchases of common stock	—	(68.0)
Excess tax benefits from share-based compensation	—	0.7
Advances from unconsolidated entity	0.7	1.0
Cash dividends paid to shareholders	(109.6)	(100.4)
Cash distributions paid to noncontrolling interests	(1.5)	(21.0)

	Three Months Ended
	December 31,
	2017	2016
Net cash used for financing activities	(45.5)	(190.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(13.9)
Increase in cash and cash equivalents	8.3	152.4
Cash and cash equivalents at beginning of period	298.1	340.9
Cash and cash equivalents at end of period	$306.4	$493.3

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$41.8	$23.5
Interest, net of amounts capitalized	$27.2	$20.5

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended December 31, 2017
(Unaudited)
Unless the context otherwise requires, “we”, “us”, “our”, “WestRock” and “the Company” refer to the business of WestRock Company, its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.

We are a multinational provider of paper and packaging solutions for consumer and corrugated packaging markets. We partner with our customers to provide differentiated paper and packaging solutions that help them win in the marketplace. Our team members support customers around the world from operating and business locations spanning North America, South America, Europe, Asia and Australia. We also sell real estate primarily in the Charleston, SC region.

Note 1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2017 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Fiscal 2017 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three months ended December 31, 2017 and December 31, 2016, our comprehensive income (loss) for the three months ended December 31, 2017 and December 31, 2016, our financial position at December 31, 2017 and September 30, 2017, our cash flows for the three months ended December 31, 2017 and December 31, 2016, and our statement of equity for the three months ended December 31, 2017.

We completed the sale of Home, Health and Beauty (“HH&B”), a former division of our Consumer Packaging segment on April 6, 2017 (the “HH&B Sale”). We used the proceeds from the HH&B Sale in connection with completing the acquisition of Multi Packaging Solutions International Limited (“MPS”) on June 6, 2017 (“MPS Acquisition”). MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We report MPS in our Consumer Packaging segment. See “Note 8. Assets Held For Sale” and “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information.

During the first quarter of fiscal 2018, we presented our interest expense and interest income in a single line item, interest expense, net, in our statements of income. The interest income was previously presented in the line item interest income and other income (expense), net, which is now presented as other income, net. The presentation of these two line items for the three months ended December 31, 2016 has been changed to conform to the current year presentation.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with our Fiscal 2017 Form 10-K. The results for the three months ended December 31, 2017 are not necessarily indicative of results that may be expected for the full year.

Significant Accounting Policies

For a summary of our significant accounting policies, see “Note 1. Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K.

Recent Accounting Developments

New Accounting Standards - Recently Adopted

For information on new accounting standards adopted on October 1, 2017, see “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Adopted” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K. The adoption of those standards did not have a material effect on our consolidated financial statements.

New Accounting Standards - Recently Issued

For information on new accounting standards issued prior to the beginning of fiscal 2018 but not yet adopted and where we do not expect that the adoption will have a material effect on our consolidated financial statements, see “Note 1. Description of Business and Summary of Significant Accounting Policies — New Accounting Standards - Recently Issued” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K. Refer below for new accounting standards for which (i) we are in the process of evaluating the impact on our financial statements, or (ii) we have determined that the new standard could have an impact on our consolidated financial statements.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU better align an entity’s risk management activities and financial reporting for such activities. The amendments in this ASU make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. In addition, the ASU also expands hedge accounting for certain qualifying financial and nonfinancial risk components. These provisions are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU but do not expect this ASU to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, “Compensation: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The guidance in this update requires that an employer disaggregate the service cost component from the other components of net benefit cost. Non-service cost components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of operating income. The amendments in the update also allow only the service cost component to be eligible for capitalization for internally developed capital projects. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient that permits companies to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement plan footnote. We are evaluating the impact of this ASU.

In February 2017, the FASB issued ASU 2017-05, “Other Income: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Specifically, the ASU clarifies the scope of an “in substance nonfinancial asset”, clarifies the treatment of partial sales of nonfinancial assets and clarifies guidance on accounting for contributions of nonfinancial assets to joint ventures and equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017 including interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU may be applied by either a full or modified retrospective approach. We are evaluating the impact of this ASU.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC 805, “Business Combinations”. The ASU clarifies the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.
The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Subject to future events or transactions, we do not expect this ASU to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”, which amends the guidance in the FASB’s Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows”. The new ASU clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These provisions are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017, applied retrospectively for each period presented. Early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. While we have not completed our assessment, we expect that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows.

In May 2014, the FASB issued ASU 2014-09, which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement in ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. Therefore, these provisions are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that annual period, and can be applied using a full retrospective or modified retrospective approach. The FASB has clarified this guidance in various updates (e.g., ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05) since May 2014, all of which have the same effective date as the original guidance.

We will adopt the revenue standard as of October 1, 2018 and expect to use the modified retrospective approach. We manufacture certain products that have no alternative use to us (since such products are made to specific customer orders), and we believe for certain customers we have a legally enforceable right to payment for performance completed to date on these manufactured products, including a reasonable profit. For those manufactured products that meet these two criteria, we will recognize revenue “over time” upon the adoption of ASC 606. This could result in (a) revenue recognition prior to the date of shipment or title transfer for these products and (b) an increase in unbilled receivables balances and a reduction in finished goods inventory balances on our balance sheet from historic and current levels. We are continuing to evaluate the impact of the provisions on our financial position, results of operations and cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 2.	Acquisitions and Investment

Other than the acquisition of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”) on January 5, 2018 (the “Plymouth Packaging Acquisition”) (see “Note 15. Subsequent Events”), we have not completed any acquisitions in fiscal 2018. We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for information about our prior year acquisitions or investment. No changes in the three months ended December 31, 2017 to our fiscal 2017 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant, and we do not anticipate future changes to these acquisitions to be significant.

Grupo Gondi Investment

On October 20, 2017, we increased our ownership interest in Gondi, S.A. de C.V. (“Grupo Gondi”), our joint venture in Mexico, from 27.0% to 32.3% through a $108 million capital contribution, which followed the joint venture entity having a stock redemption from a minority partner in April 2017. The capital contribution is being used to support the joint venture’s capital expansion plans, which include a greenfield linerboard and corrugated medium (“containerboard”) mill and several converting plants. The joint venture operates paper machines, corrugated packaging and high graphic folding carton facilities across various production sites. The agreement governing our investment in Grupo Gondi continues to include future put and call rights with respect to the respective parties’ ownership interest in the joint venture.

Note 3.	Restructuring and Other Costs

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $16.3 million and $81.0 million for the three months ended December 31, 2017 and December 31, 2016, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended
	December 31,
	2017	2016
Restructuring	$4.4	$62.3
Other	11.9	18.7
Restructuring and Other Costs	$16.3	$81.0

Restructuring

Our restructuring charges are primarily associated with plant closures and employee costs due to merger and acquisition-related workforce reductions. When we close a facility, if necessary, we recognize an impairment charge primarily to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value when sold. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three months ended December 31, 2017 and December 31, 2016, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

	Current Quarter	Prior Year Quarter	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$0.6	$1.4	$209.3	$209.3
Severance and other employee costs	0.8	(0.2)	41.4	42.9
Equipment and inventory relocation costs	1.4	0.4	5.4	6.1
Facility carrying costs	0.8	1.7	34.2	35.3
Other costs	(0.3)	0.1	18.9	19.0
Restructuring total	$3.3	$3.4	$309.2	$312.6

Consumer Packaging

Net property, plant and equipment costs	$1.0	$19.9	$35.7	$35.7
Severance and other employee costs	(1.6)	8.7	32.1	32.1
Equipment and inventory relocation costs	0.5	0.7	5.3	6.4
Facility carrying costs	0.4	—	2.8	4.1
Other costs (1)	(0.3)	17.8	20.4	20.4
Restructuring total	$—	$47.1	$96.3	$98.7

Land and Development

Net property, plant and equipment costs	$—	$—	$1.8	$1.8
Severance and other employee costs	0.4	0.9	13.8	14.5
Restructuring total	$0.4	$0.9	$15.6	$16.3

Corporate

Net property, plant and equipment costs	$—	$—	$1.4	$1.4
Severance and other employee costs	0.2	10.5	100.1	100.1
Other costs	0.5	0.4	11.2	11.2
Restructuring total	$0.7	$10.9	$112.7	$112.7

Total

Net property, plant and equipment costs	$1.6	$21.3	$248.2	$248.2
Severance and other employee costs	(0.2)	19.9	187.4	189.6
Equipment and inventory relocation costs	1.9	1.1	10.7	12.5
Facility carrying costs	1.2	1.7	37.0	39.4
Other costs	(0.1)	18.3	50.5	50.6
Restructuring total	$4.4	$62.3	$533.8	$540.3

(1)	Includes a $17.6 million impairment of a customer relationship intangible in the three months ended December 31, 2016 related to an exited product line.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have defined “Net property, plant and equipment costs” as used in this Note 3 as property, plant and equipment impairment losses, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies on such assets, if any.

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

The following table presents our acquisition, divestiture and integration costs (in millions):

	Three Months Ended
	December 31,
	2017	2016
Acquisition costs	$1.9	$1.6
Divestiture costs	0.3	5.8
Integration costs	9.7	11.3
Other total	$11.9	$18.7

At September 30, 2017, we recategorized our integration costs to exclude severance and other employee costs and lease costs associated with mergers and acquisitions, notably for related workforce reductions. These costs have been presented in severance and other employee costs and other costs, respectively, in the restructuring table above. We recategorized $10.6 million in the three months ended December 31, 2016, primarily for severance and other employee costs.

The following table summarizes the changes in the restructuring accrual, which is primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended
	December 31,
	2017	2016
Accrual at beginning of fiscal year	$47.4	$44.8
Additional accruals	2.0	19.1
Payments	(8.6)	(10.6)
Adjustment to accruals	(3.7)	(1.1)
Foreign currency rate changes	(0.3)	—
Accrual at December 31	$36.8	$52.2

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):
	Three Months Ended
	December 31,
	2017	2016
Additional accruals and adjustments to accruals (see table above)	$(1.7)	$18.0
Acquisition costs	1.9	1.6
Divestiture costs	0.3	5.8
Integration costs	9.7	11.3
Net property, plant and equipment	1.6	21.3
Severance and other employee costs	0.4	2.7
Equipment and inventory relocation costs	1.9	1.1
Facility carrying costs	1.2	1.7
Other costs	1.0	17.5
Total restructuring and other costs	$16.3	$81.0

Note 4.	Retirement Plans

We have defined benefit pension plans and other postretirement benefit plans for certain U.S. and non-U.S. employees. Certain plans were frozen for salaried and non-union hourly employees at various times in the past, although some employees meeting certain criteria are still accruing benefits. In addition, we participate in several multiemployer pension plans (“MEPP or MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements. We also have supplemental executive retirement plans and other non-qualified defined benefit pension plans that provide unfunded supplemental retirement benefits to certain of our current and former executives. See “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information regarding our involvement with retirement plans.

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the three months ended December 31, 2017, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (the “PIUMPF”) and recorded an estimated withdrawal liability of $180.0 million. The estimated withdrawal liability assumes payment over 20 years, discounted at a credit adjusted risk-free rate of 3.83%. We expect PIUMPF’s demand related to the withdrawal to include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. We reserve the right to challenge any portion of the demand, including any portion related to the accumulate funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from the PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At December 31, 2017 and September 30, 2017, we had withdrawal liabilities recorded of $240.1 million and $60.1 million, respectively.

See “Note 15. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information regarding our involvement with multiemployer plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table represents a summary of the components of net pension cost (credit) (in millions):

	Three Months Ended
	December 31,
	2017	2016
Service cost	$11.6	$12.0
Interest cost	50.9	48.5
Expected return on plan assets	(82.1)	(79.5)
Amortization of net actuarial loss	4.6	7.2
Amortization of prior service cost	1.1	1.0
Special termination benefits	—	3.5
Company defined benefit plan credit	(13.9)	(7.3)
Multiemployer pension withdrawal	180.0	—
Multiemployer and other plans	0.8	1.0
Net pension cost (credit)	$166.9	$(6.3)

During the three months ended December 31, 2017 and December 31, 2016, we made contributions of $8.5 million and $7.0 million, respectively, to our qualified and supplemental defined benefit pension plans.

The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table represents a summary of the components of the net postretirement cost (in millions):

	Three Months Ended
	December 31,
	2017	2016
Service cost	$0.4	$0.6
Interest cost	2.0	1.8
Amortization of net actuarial gain	—	(0.3)
Amortization of prior service credit	(1.1)	(0.6)
Net postretirement cost	$1.3	$1.5

During the three months ended December 31, 2017 and December 31, 2016, we funded an aggregate of $2.8 million and $0.7 million, respectively, to our other postretirement benefit plans.

Note 5.	Income Taxes

The effective tax rate for the three months ended December 31, 2017 was a benefit of 1,779.8%, while the effective tax rate for the three months ended December 31, 2016 was expense of 4.4%. The effective tax rate for the three months ended December 31, 2017, was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Cuts and Jobs Act (discussed below), (ii) favorable tax items, such as the domestic production deduction, partially offset by (iii) the inclusion of state taxes and (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations. The effective tax rate for the three months ended December 31, 2016 was lower than the statutory federal rate primarily due to (i) a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that simplified future operating activities within the U.S., (ii) favorable tax items, such as the domestic production deduction, (iii) lower tax rates applied to foreign earnings, primarily in Canada, offset by (iv) the exclusion of tax benefits related to losses recorded by certain foreign operations and (v) the inclusion of state taxes.

Impacts of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

worldwide tax system to a territorial tax system, (iv) the repeal of the domestic production deduction, (v) additional limitations on the deductibility of interest expense, and (vi) expanded limitations on executive compensation.

The key impacts of the Tax Act on our financial statement for the three months ended December 31, 2017, were the re-measurement of deferred tax balances to the new corporate tax rate and the accrual for the one-time transition tax liability. While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of the key items specified above, thus we reported provisional amounts for these items. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we are providing additional disclosures related to these provisional amounts.

In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the re-measurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. We are still analyzing the impact of the retroactive provisions of the law on our deferred tax balances and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount determined, and recorded, for the re-measurement of our deferred tax balances resulted in a net reduction in deferred liabilities of $1,174.0 million. We will continue to analyze the impacts of the law on our deferred taxes and will refine the estimate of the balances as of the December 22, 2017 remeasurement date.

Additionally, we determined the provisional amount for the one-time transition tax. The one-time transition tax is based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax. The applicable tax rate is based on the amount of those post-1986 earnings that is held in cash and other specified assets (the “cash position”). While we have not yet finalized our calculation of the total post-1986 E&P and cash position for our foreign corporations or the impact of foreign tax credits, we have (i) prepared reasonable estimates of the total post-1986 E&P and cash position of our foreign corporations, (ii) determined the applicable tax rates using the estimated cash position amounts, and, (iii) calculated, and recorded, a provisional amount for our one-time transition tax liability of $95.4 million (net of the release of a previously recorded outside basis difference this amount is $87.1 million). This amount is subject to change upon the completion of our total post-1986 E&P calculation, cash position calculation, and foreign tax credit determination.

We were unable to determine a reasonable estimate of the tax liability, if any, under the Tax Act for our remaining outside basis difference or evaluate how the Tax Act will affect our existing accounting position to indefinitely reinvest unremitted foreign earnings. We will continue to apply our existing accounting under ASC 740 for this matter.

The aforementioned provisional amounts related to the deferred tax balances and one-time transition tax are based on information available at this time and may change due to a variety of factors, including, among others, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) potential additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, (iii) any impact resulting from our FY18 financial closing and reporting processes, and (iv) management’s further assessment of the Tax Act and related regulatory guidance. We are not complete in our assessment of the impact of the Tax Act on our business and consolidated financial statements. While the effective date of most of the provisions of the Tax Act do not apply until our tax year beginning October 1, 2018 we will continue our assessment of the impact of the Tax Act on our business and consolidated financial statements throughout the one-year measurement period as provided by SAB 118.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 6. Segment Information

We report our financial results of operations in the following three reportable segments: Corrugated Packaging, which consists of our containerboard mill and corrugated packaging operations, as well as our recycling operations; Consumer Packaging, which consists of our consumer mills, folding carton, beverage, merchandising displays, home, health and beauty dispensing (prior to the HH&B Sale), and partition operations; and Land and Development, which sells real estate primarily in the Charleston, SC region. Certain income and expenses are not allocated to our segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect these amounts. Items not allocated are reported as non-allocated expenses or in other line items in the table below after segment income.

The following table shows selected operating data for our segments (in millions):

	Three Months Ended
	December 31,
	2017	2016
Net sales (aggregate):
Corrugated Packaging	$2,178.6	$1,943.6
Consumer Packaging	1,763.3	1,510.9
Land and Development	11.4	54.0
Total	$3,953.3	$3,508.5
Less net sales (intersegment):
Corrugated Packaging	$36.7	$36.7
Consumer Packaging	22.6	24.6
Total	$59.3	$61.3
Net sales (unaffiliated customers):
Corrugated Packaging	$2,141.9	$1,906.9
Consumer Packaging	1,740.7	1,486.3
Land and Development	11.4	54.0
Total	$3,894.0	$3,447.2
Segment income (loss):
Corrugated Packaging	$264.1	$141.5
Consumer Packaging	92.4	87.6
Land and Development	(0.7)	1.7
Segment income	355.8	230.8
Multiemployer pension withdrawal	(180.0)	—
Land and Development impairment	(27.6)	—
Restructuring and other costs	(16.3)	(81.0)
Non-allocated expenses	(8.3)	(14.7)
Interest expense, net	(64.8)	(54.1)
Loss on extinguishment of debt	(1.0)	—
Other income, net	2.5	1.1
Income before income taxes	$60.3	$82.1

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 7.	Inventories

We value substantially all of our U.S. inventories at the lower of cost or market, with cost determined by last-in first-out (“LIFO”).We value all other inventories at the lower of cost or net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out. These other inventories represent primarily foreign inventories and certain inventoried spare parts and supplies inventories.

The components of inventories were as follows (in millions):

	December 31, 2017	September 30, 2017
Finished goods and work in process	$939.1	$905.0
Raw materials	661.4	614.2
Spare parts and supplies	362.3	360.7
Inventories at FIFO cost	1,962.8	1,879.9
LIFO reserve	(93.6)	(82.6)
Net inventories	$1,869.2	$1,797.3

Note 8.	Assets Held For Sale

Due to our accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is reflected as assets held for sale. Assets held for sale at December 31, 2017 and September 30, 2017 of $162.4 million and $173.6 million, respectively, include $144.0 million and $150.4 million, respectively of Land and Development portfolio assets. The remainder is primarily related to closed facilities.

Note 9.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	December 31, 2017	September 30, 2017
Property, plant and equipment at cost:
Land and buildings	$2,044.6	$2,034.3
Machinery and equipment	11,508.2	11,349.7
Forestlands and mineral rights	179.6	208.3
Transportation equipment	30.8	30.7
Leasehold improvements	71.6	59.5
	13,834.8	13,682.5
Less: accumulated depreciation, depletion and amortization	(4,770.9)	(4,564.2)
Property, plant and equipment, net	$9,063.9	$9,118.3

Note 10.	Fair Value

Assets and Liabilities Measured or Disclosed at Fair Value

We estimate fair values in accordance with ASC 820, “Fair Value Measurement”. See “Note 12. Fair Value” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information. We disclose the fair value of our long-term debt in “Note 11. Debt” and the fair value of our pension and postretirement assets and liabilities in “Note 15. Retirement Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 31, 2017, other than a $27.6 million pre-tax non-cash impairment of certain mineral rights driven by the non-renewal of a lease and real estate where the projected sales proceeds were less than the carrying value, and in the three months ended December 31, 2016, other than a $17.6 million impairment of a customer relationship intangible related to an exited product line, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. The impairment of mineral rights were associated with declining oil and gas prices, and the impairment of real estate was associated with the write-down of the carrying value on projects where the projected sales proceeds were less than the carrying value.

Accounts Receivable Sales Agreement

We have an agreement (the “A/R Sales Agreement”) to sell to a third-party financial institution all of the short-term receivables generated from certain customer trade accounts, on a revolving basis, until the agreement is terminated by either party. The A/R Sales Agreement has been amended periodically. On September 29, 2017, the A/R Sales Agreement was amended to increase the maximum outstanding balance of receivables available to be sold to $490.0 million, and we added new customer trade accounts as well as increased the limits for other customers. Transfers under the A/R Sales Agreement meet the requirements to be accounted for as sales in accordance with guidance in ASC 860, “Transfers and Servicing”.

The following table represents a summary of the activity under the A/R Sales Agreement for the three months ended December 31, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 31,
	2017	2016
Receivable from financial institution at beginning of fiscal year	$24.9	$13.8
Receivables sold to the financial institution and derecognized	385.6	381.5
Receivables collected by financial institution	(369.2)	(342.3)
Cash proceeds from financial institution	(22.3)	(42.6)
Receivable from financial institution at December 31,	$19.0	$10.4

Cash proceeds related to receivables sold are included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the accounts receivable line item. The loss on sale is currently less than $10 million per fiscal year, and is recorded in other income, net. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Debt

For additional information on our debt and interest rates on that debt, see “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K.

The following is the carrying value of the individual components of our debt (in millions):

	December 31, 2017	September 30, 2017
Public bonds due fiscal 2019 to 2022	$1,481.1	$1,484.5
Public bonds due fiscal 2023 to 2027	1,369.2	1,368.8
Public bonds due fiscal 2030 to 2033	972.7	975.5
Public bonds due fiscal 2037 to 2047	178.7	178.8
Term loan facilities	1,138.7	1,622.7
Revolving credit and swing facilities	537.9	436.4
Receivables-backed financing facility	25.0	110.0
Commercial paper	554.7	—
Capital lease obligations	174.4	177.0
Supplier financing and commercial card programs	116.6	130.3
International and other debt	61.4	70.8
Total debt	6,610.4	6,554.8
Less: current portion of debt	1,244.6	608.7
Long-term debt due after one year	$5,365.8	$5,946.1

A portion of the debt classified as long-term, principally our term loan facilities and the Receivables Facility (as defined below), may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at December 31, 2017.

The estimated fair value of our debt was approximately $6.8 billion as of December 31, 2017 and September 30, 2017. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Receivables-Backed Financing Facility

On July 22, 2016, we entered into a $700.0 million eighth amended and restated receivables sale agreement among certain originators named therein and WestRock Financial, Inc. (the “Receivables Facility”) that matures on July 22, 2019. At December 31, 2017 and September 30, 2017, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $564.7 million and $577.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at December 31, 2017 was approximately $825.9 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we may issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than thirty days notice. Our revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances of the notes under the program have been, and are expected to continue to be, used for general corporate purposes. Our borrowing rate under the commercial paper program facility is based on the applicable London Interbank Offered Rate (“LIBOR”), plus a market-determined interest rate margin. At December 31, 2017, the average borrowing rate was 1.97% and the commercial paper is classified as current portion of debt.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

New Revolving Credit Facility

On October 31, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, providing for a 364-day senior unsecured revolving credit facility in an aggregate committed principal amount of $450.0 million. The proceeds of the credit facility may be used for working capital and for other general corporate purposes. The credit facility is unsecured and is guaranteed by WestRock RKT Company and WestRock MWV, LLC. At our option, loans issued under the credit facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. At December 31, 2017, the average borrowing rate under the facility was 2.69%.

Note 12.	Commitments and Contingencies

Environmental

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the management, treatment and disposal of hazardous substances, solid waste and hazardous wastes, the investigation and remediation of contamination resulting from historical site operations and releases of hazardous substances, and the health and safety of employees. Our compliance initiatives related to these laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition and cash flows. Any failure to comply with environmental or health and safety laws and regulations, or any permits and authorizations required thereunder, could subject us to fines, corrective action or other sanctions.

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. There are other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, and recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that are not subject to the bankruptcy discharge, but are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves. For additional information related to environmental matters, CERCLA and other remediation costs and climate change, see “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K.

As of December 31, 2017, we had $14.3 million reserved for environmental liabilities on an undiscounted basis, of which $9.3 million is included in other long-term liabilities and $5.0 million in other current liabilities, including amounts accrued in connection with environmental obligations relating to the manufacturing facilities that we have closed.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleges that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, as the successor to Smurfit-Stone, is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment with respect to all claims against us. The plaintiffs have since filed a notice of appeal. We do not expect the resolution of the Antitrust Litigation will have a material adverse effect on our results of operations, financial condition or cash flows.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2017, there were approximately 750 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. These guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and, certain other agreements. We estimate the exposure for these matters could be approximately $50 million. As of December 31, 2017, we have recorded $11.8 million for the estimated fair value of these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in the tax law; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Note 13.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended December 31, 2017, we repurchased no shares of Common Stock. As of December 31, 2017, we had approximately 24.7 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended December 31, 2017 and December 31, 2016 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	(0.1)	(2.7)	(42.0)	0.8	(44.0)
Amounts reclassified from accumulated other comprehensive loss	0.5	3.2	—	—	3.7
Net current period other comprehensive income (loss)	0.4	0.5	(42.0)	0.8	(40.3)
Balance at December 31, 2017	$(0.3)	$(462.0)	$(36.8)	$1.5	$(497.6)

(1)	All amounts are net of tax and noncontrolling interests.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$(626.4)
Other comprehensive income (loss) before reclassifications	0.1	(10.1)	(110.2)	(120.2)
Amounts reclassified from accumulated other comprehensive loss	—	4.5	—	4.5
Net current period other comprehensive income (loss)	0.1	(5.6)	(110.2)	(115.7)
Balance at December 31, 2016	$(0.1)	$(529.4)	$(212.6)	$(742.1)

(1)     All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 28% to 29% for the three months ended December 31, 2017 and 30% to 31% for the three months ended December 31, 2016. Although we are impacted by a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2017 were primarily due to losses in the Brazilian Real and Mexican peso, partially offset by changes in the Euro exchange rate, each against the United States (“U.S.”) dollar. Foreign currency translation losses recorded in accumulated other comprehensive loss for the three months ended December 31, 2016 were primarily due to the changes in Euro/U.S. dollar and Mexican Peso/U.S. dollar exchange rates. For the three months ended December 31, 2016, we recorded defined benefit net actuarial losses of $10.1 million, net of tax of $3.7 million, in other comprehensive income (loss), primarily due to actuarial experience in our Canadian defined benefit plans.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2017			December 31, 2016
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items (1)
Actuarial losses (2)	$(4.4)	$1.2	$(3.2)	$(6.4)	$2.2	$(4.2)
Prior service costs (2)	—	—	—	(0.4)	0.1	(0.3)
Subtotal defined benefit plans	(4.4)	1.2	(3.2)	(6.8)	2.3	(4.5)

Derivative Instruments (1)
Foreign currency cash flow hedges (3)	(0.7)	0.2	(0.5)	—	—	—
Total reclassifications for the period	$(5.1)	$1.4	$(3.7)	$(6.8)	$2.3	$(4.5)

(1)	Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)	Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3)	Included in net sales.

Note 14.	Earnings per Share

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended
	December 31,
	2017	2016
Numerator:
Net income attributable to common stockholders	$1,135.1	$80.9
Less: Distributed and undistributed income available to participating securities	(0.2)	—
Distributed and undistributed income available to common stockholders	$1,134.9	$80.9

Denominator:
Basic weighted average shares outstanding	255.0	251.2
Effect of dilutive stock options and non-participating securities	4.2	4.1
Diluted weighted average shares outstanding	259.2	255.3

Basic earnings per share attributable to common stockholders	$4.45	$0.32
Diluted earnings per share attributable to common stockholders	$4.38	$0.32

Weighted average shares include approximately 0.2 million and 0.3 million of reserved, but unissued, shares at December 31, 2017 and December 31, 2016, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Approximately 0.1 million and 0.6 million of awards in the three months ended December 31, 2017 and December 31, 2016, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

Note 15.	Subsequent Events

KapStone Acquisition

On January 29, 2018, we announced that a definitive agreement had been reached for us to acquire all of the outstanding common stock of KapStone Paper and Packaging Corporation (“KapStone”) for $35.00 per share and the assumption of approximately $1.36 billion in net debt, for a total enterprise value of approximately $4.9 billion (the “KapStone Acquisition”). KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the United States, Canada and Mexico. KapStone stockholders will have the option to receive $35.00 per share in cash, or to elect to receive 0.4981 WestRock shares per KapStone share, with elections of stock consideration capped at 25% of the outstanding KapStone shares but no limit on the number of KapStone shares that can receive cash consideration. We expect to finance the cash consideration of the transaction through the issuance of new debt. We expect to refinance existing KapStone debt assumed as part of the transaction upon closing. The transaction is subject to a vote by KapStone’s stockholders and is expected to close in the fourth fiscal quarter of 2018, subject to the receipt of applicable regulatory approvals and other customary closing conditions. KapStone’s chairman, Roger Stone, and president and chief executive officer, Matt Kaplan, have entered into voting agreements, pursuant to which they have agreed to vote their shares in support of the transaction, subject to certain limitations. We will finance the cash consideration, including existing KapStone debt to be assumed as part of the transaction upon closing, through the issuance of new debt under a fully committed financing package.

Plymouth Packaging Acquisition

We completed the acquisition of substantially all of the assets of Plymouth Packaging Acquisition on January 5, 2018. Plymouth is a corrugated packaging company that derives approximately 70% of its sales from its “Box on Demand” systems that use corrugated fanfold supplied by Plymouth, and 30% from traditional corrugated box packaging. Plymouth’s “Box on Demand” systems, manufactured by Panotec, an Italian manufacturer of packaging machines, are located on the customers’ sites under multi-year exclusive agreements and use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customer’s specifications. Fanfold corrugated is continuous corrugated board, folded periodically to form an accordion-like stack of corrugated material. As part of the transaction, WestRock acquired Plymouth’s equity interest in Panotec and Plymouth’s exclusive right to distribute Panotec’s equipment in the U.S. and Canada. WestRock currently provides one-third of the nearly 60,000 tons of containerboard used by Plymouth annually, and intends to

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

fully integrate these tons. The estimated purchase price of $197.6 million is subject to a working capital adjustment and a tax make-whole payment not to exceed $8.5 million related to stepping up the assets for tax purposes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included herein and our audited Consolidated Financial Statements and Notes thereto for the fiscal year ended September 30, 2017, as well as the information under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are part of our Fiscal 2017 Form 10-K. The following discussion includes certain non-GAAP financial measures. See our reconciliations of non-GAAP financial measures in the “Non-GAAP Financial Measures” section below.

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

Organization

On April 6, 2017, we completed the HH&B Sale. We used the proceeds from the HH&B Sale in connection with the MPS Acquisition, which we completed on June 6, 2017. We report MPS in our Consumer Packaging segment and HH&B is a former division of that segment. See “Note 8. Assets Held For Sale” and “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information.

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

Acquisitions

In the three months ended December 31, 2017, we did not complete any acquisitions. We completed a number of acquisitions in fiscal 2017 that expanded our product and geographic scope or allowed us to increase our integration levels, and we expect to continue to evaluate similar potential acquisitions in the future.

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We have included the financial results of MPS since the date of the acquisition in our Consumer Packaging segment. We believe this acquisition will increase our annual paperboard consumption by approximately 225,000 tons, of which we expect 35% to 45% to be supplied by us.

On August 1, 2017, we completed the acquisition of Hanna Group Pty Ltd (“Hanna Group”) in a stock purchase (the “Hannapak Acquisition”). Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery, and healthcare. We have included the financial results of the acquired business since the date of the acquisition in our Consumer Packaging segment.

On June 9, 2017, we completed the acquisition of U.S. Corrugated Holdings, Inc. (“U.S. Corrugated”) in a stock purchase (the “U.S. Corrugated Acquisition”). The acquisition provides a comprehensive suite of products and services to customers in a variety of end markets, including food & beverage, pharmaceuticals and consumer electronics. The transaction provides the opportunity to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

On July 17, 2017 we completed the acquisition of certain assets and liabilities of Island Container Corp. and Combined Container Industries LLC (the “Island Container Acquisition”). Assets acquired include a corrugator and corrugated converting operations and we have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment. We expect this acquisition will enable us to integrate more than 80,000 tons of containerboard annually into our Corrugated Packaging segment.

On March 13, 2017, we completed the acquisition of certain assets and liabilities of Star Pizza Box of Arizona, LLC, Star Pizza Box of Florida, Inc., Star Pizza Box of Ohio, LLC, Star Pizza Box of Texas, LLC and Box Logistics LLC (the “Star Pizza Acquisition”). The transaction provided us with a leadership position in the fast growing small-run pizza box market and increased our vertical integration. We have included the financial results of the acquired assets since the date of the acquisition in our Corrugated Packaging segment.

See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information.

Business

	Three Months Ended December 31,
	2017	2016
	(In millions)
Net sales	$3,894.0	$3,447.2
Segment income	$355.8	$230.8

Net sales of $3,894.0 million for the first quarter of fiscal 2018 increased $446.8 million, or 13.0%, compared to the first quarter of fiscal 2017. The increase was primarily a result of an increase in Corrugated Packaging segment net sales, driven by higher selling price/mix and the impact of acquisitions, and increased Consumer Packaging segment net sales primarily due to the contribution from acquisitions (primarily the MPS Acquisition), partially offset by the absence of net sales from our former HH&B business in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 due to the HH&B Sale in April 2017 and lower Land and Development segment net sales. Segment income increased $125.0 million in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, primarily due to increased segment income in the Corrugated Packaging and Consumer Packaging segments, including the $14.3 million negative impact of the HH&B Sale.

Our Corrugated Packaging segment increased its net sales by $235.0 million in the first quarter of fiscal 2018 to $2,178.6 million from $1,943.6 million in fiscal 2017, primarily due to higher selling price/mix, higher corrugated volumes, higher net sales from recycling operations (primarily due to higher volumes), and favorable foreign currency impacts. North American box shipments increased 4.0% on a per day basis in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2018 increased $122.6 million to $264.1 million compared to $141.5 million in the first quarter of fiscal 2017. The increase was primarily due to favorable selling price/mix, synergy and productivity improvements, and volumes exceeding the impact of higher inflation.

Our Consumer Packaging segment increased its net sales by $252.4 million in the first quarter of fiscal 2018 to $1,763.3 million from $1,510.9 million in fiscal 2017, primarily due to net sales from the MPS Acquisition and higher selling price/mix, which were partially offset by a decrease in net sales due to the HH&B Sale. Segment income attributable to the Consumer Packaging segment in the first quarter of fiscal 2018 increased $4.8 million to $92.4 million compared to $87.6 million compared to the first quarter of fiscal 2017, primarily as a result of segment income related to MPS and synergy and productivity improvements, which were partially offset by cost inflation and the impact from the HH&B Sale as compared to the full first quarter of fiscal 2017.

Our Land and Development segment net sales were $11.4 million in the first quarter of fiscal 2018 compared to $54.0 million in the first quarter of fiscal 2017, primarily due to the timing of sales associated with our accelerated monetization strategy. We expect to complete the monetization of our portfolio by the end of fiscal 2018. Segment income attributable to the Land and Development segment was a loss of $0.7 million in the first quarter of fiscal 2018 compared to income of $1.7 million in the first quarter of fiscal 2017.

A detailed review of our performance appears below under “Results of Operations (Consolidated)”.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). However, we have included financial measures that were not prepared in accordance with GAAP. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our GAAP results. The non-GAAP financial measures we present may differ from similarly captioned measures of other companies.

We use the non-GAAP financial measures “Adjusted Net Income” and “Adjusted Earnings Per Diluted Share”. Management believes these non-GAAP financial measures provide our board of directors, investors, potential investors, securities analysts and others with useful information to evaluate our performance because the measures exclude restructuring and other costs, and other specific items that management believes are not indicative of ongoing operating results. We and our board of directors use this information to evaluate our performance relative to other periods. We believe that the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Earnings Per Diluted Share are Net income attributable to common stockholders, represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) plus Noncontrolling interests, and Earnings per diluted share, respectively. The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax benefit (expense)” and “Consolidated net income”, respectively, as reported on the statements of income.

Diluted earnings per share were $4.38 in the first quarter of fiscal 2018 compared to $0.32 in the first quarter of fiscal 2017. Adjusted Earnings Per Diluted Share were $0.87 and $0.47 in the first quarter of fiscal 2018 and 2017, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended
	December 31,
	2017	2016
Earnings per diluted share	$4.38	$0.32
Impact of Tax Cuts and Jobs Act	(4.19)	—
Multiemployer pension withdrawal	0.51	—
Restructuring and other items	0.05	0.22
Land and Development operating results including impairment	0.07	—
One-time state tax benefit	—	(0.09)
Losses at closed plants and transition costs	0.04	0.01
Accelerated depreciation on major capital projects	0.01	—
Other	—	0.01
Adjusted Earnings Per Diluted Share	$0.87	$0.47

The GAAP results in the tables below for Pre-Tax, Tax and Net of Tax are equivalent to the line items “Income before income taxes”, “Income tax benefit (expense)” and “Consolidated net income”, respectively, as reported on the statements of income. Set forth below are reconciliations of Adjusted Net Income to the most directly comparable GAAP measure, Net income attributable to common stockholders (represented in the table below as the GAAP Results for Consolidated net income (i.e. Net of Tax) plus Noncontrolling interests), for the periods indicated (in millions):

	Three Months Ended December 31, 2017
	Pre-Tax	Tax	Net of Tax

GAAP Results	$60.3	$1,073.2	$1,133.5
Impact of Tax Cuts and Jobs Act	—	(1,086.9)	(1,086.9)
Multiemployer pension withdrawal	179.1	(46.6)	132.5
Restructuring and other items	16.3	(4.0)	12.3
Acquisition inventory step-up	0.6	(0.2)	0.4
Land and Development operating results including impairment	25.9	(6.5)	19.4
Losses at closed plants and transition costs	13.2	(3.5)	9.7
Accelerated depreciation on major capital projects	5.1	(1.3)	3.8
Loss on extinguishment of debt	1.0	(0.2)	0.8
Other	(1.4)	0.3	(1.1)
Adjusted Results	$300.1	$(75.7)	$224.4
Noncontrolling interest			1.6
Adjusted Net Income			$226.0

	Three Months Ended December 31, 2016
	Pre-Tax	Tax	Net of Tax

GAAP Results	$82.1	$(3.6)	$78.5
Restructuring and other items	81.0	(21.7)	59.3
One-time state tax benefit	—	(23.8)	(23.8)
Land and Development operating results	(1.0)	0.4	(0.6)
Losses at closed plants and transition costs	4.2	(1.4)	2.8
Other	2.5	(0.8)	1.7
Adjusted Results	$168.8	$(50.9)	$117.9
Noncontrolling interest			2.4
Adjusted Net Income			$120.3

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs”, “Note 4. Retirement Plans” and “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three months ended December 31, 2017 and December 31, 2016 (in millions):

	Three Months Ended
	December 31,
	2017	2016
Net sales	$3,894.0	$3,447.2
Cost of goods sold	3,111.6	2,855.9
Selling, general and administrative expenses, excluding intangible amortization	366.2	336.3
Selling, general and administrative intangible amortization	72.5	52.6
Multiemployer pension withdrawal	180.0	—
Land and Development impairments	27.6	—
Restructuring and other costs	16.3	81.0
Operating profit	119.8	121.4
Interest expense, net	(64.8)	(54.1)
Loss on extinguishment of debt	(1.0)	—
Other income, net	2.5	1.1
Equity in income of unconsolidated entities	3.8	13.7
Income before income taxes	60.3	82.1
Income tax benefit (expense)	1,073.2	(3.6)
Consolidated net income	1,133.5	78.5
Less: Net loss attributable to noncontrolling interests	1.6	2.4
Net income attributable to common stockholders	$1,135.1	$80.9

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2017	$3,447.2	$3,656.3	$3,695.6	$4,060.6	$14,859.7
Fiscal 2018	$3,894.0
% Change	13.0%

Net sales in the first quarter of fiscal 2018 increased $446.8 million compared to the first quarter of fiscal 2017, primarily attributable to increased Corrugated Packaging segment sales driven by higher selling price/mix and the impact of acquisitions, increased Consumer Packaging segment sales, primarily due to the contribution from acquisitions (primarily the MPS Acquisition), partially offset by the absence of net sales from our former Home Health & Beauty business in the current year quarter due to the sale of HH&B in April 2017. In addition, Land and Development segment sales were lower. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2017	$2,855.9	$2,980.9	$3,000.1	$3,282.6	$12,119.5
(% of Net Sales)	82.8%	81.5%	81.2%	80.8%	81.6%

Fiscal 2018	$3,111.6
(% of Net Sales)	79.9%

The increase in cost of goods sold in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to increased net sales associated with the impact of acquisitions (primarily the MPS Acquisition) and higher commodity costs. These factors were partially offset by the impact of the HH&B Sale and synergy and productivity improvements. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2017	$336.3	$349.1	$348.1	$366.1	$1,399.6
(% of Net Sales)	9.8%	9.5%	9.4%	9.0%	9.4%

Fiscal 2018	$366.2
(% of Net Sales)	9.4%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $29.9 million in the first quarter of fiscal 2018 compared to the prior year quarter primarily due to acquisitions completed in fiscal 2017.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $72.5 million and $52.6 million in the first quarter of fiscal 2018 and 2017, respectively. The increase was primarily due to acquisitions completed in fiscal 2017.

Land and Development Impairment

In the first quarter of fiscal 2018, we recorded a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease, and the other $4.0 million was recorded to write-down the carrying value on real estate projects where the projected sales proceeds were less than the carrying value. The charges are not reflected in segment income.

Multiemployer Pension Withdrawal

During the three months ended December 31, 2017, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million which includes an estimate of our portion of the PIUMPF’s accumulated funding deficiency. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $16.3 million and $81.0 million in the first quarter of fiscal 2018 and 2017, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, integration or divestiture can vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net for the first quarter of fiscal 2018 was $64.8 million, compared to $54.1 million for the prior year quarter. The increase was primarily due to debt incurred as a result of acquisitions in fiscal 2017 and an increase in interest rates.

Provision for Income Taxes

We recorded income tax benefit of $1,073.2 million for the three months ended December 31, 2017, compared to income tax expense of $3.6 million for the three months ended December 31, 2016. The effective tax rate for the three months ended December 31, 2017 was a benefit of 1,779.8%, while the effective tax rate for the three months ended December 31, 2016 was expense of 4.4%. The effective tax rate for the three months ended December 31, 2017, was lower than the statutory federal rate primarily due to recording an estimated income tax benefit of $1,086.9 million as a result of the enactment of the Tax Act. The $1,086.9 million consisted of the provisional amounts for the re-measurement of our deferred tax balances that resulted in a net reduction in deferred liabilities of $1,174.0 million and a provisional amount for our one-time transition tax liability of $95.4 million (net of the release of a previously recorded outside basis difference this amount is $87.1 million). We will continue to analyze the impacts of the law on the Company and refine our estimates during fiscal 2018.

The effective tax rate for the three months ended December 31, 2016 was lower than the statutory federal rate primarily due to a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that simplified future operating activities within the U.S. For more information regarding the impact of the Tax Cuts and Jobs Act and our provision for income taxes, see “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for additional information.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from BSF to tons. We have presented the Corrugated Packaging shipments in two groups: North America and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. The table below reflects shipments in thousands of tons, billion square feet (“BSF”) and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9	2,116.1	2,112.7	2,079.7	8,340.4
North American Corrugated Containers Shipments - BSF	18.8	18.7	19.4	19.6	76.5
North American Corrugated Containers Per Shipping Day - MMSF	312.9	291.9	308.0	316.6	307.2

Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6
North American Corrugated Containers Shipments - BSF	19.8
North American Corrugated Containers Per Shipping Day - MMSF	325.4

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0	171.0	178.8	178.0	678.8
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.6	1.6	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4	20.2	21.3	20.8	20.7

Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5
Brazil / India Corrugated Containers Shipments - BSF	1.6
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7

Corrugated Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%
Second Quarter	2,065.0	159.5	7.7
Third Quarter	2,161.2	223.9	10.4
Fourth Quarter	2,238.5	229.0	10.2
Total	$8,408.3	$753.9	9.0%

Fiscal 2018
First Quarter	$2,178.6	$264.1	12.1%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $235.0 million in the first quarter of fiscal 2018 compared to the prior year quarter, primarily due to $181.7 million of favorable corrugated selling price mix, $41.8 million of higher corrugated volumes (including acquisitions), $8.5 million of higher net sales of our recycling operations (primarily due to higher volumes), and $6.3 million of favorable foreign currency impacts.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the first quarter of fiscal 2018 increased $122.6 million compared to the prior year quarter, primarily due to an estimated $146.6 million of favorable sales price/mix, $35.4 million of synergy and productivity improvements and $5.5 million of higher corrugated volumes, which were partially offset by an estimated $47.5 million of cost inflation and $17.7 million of increased depreciation and amortization. The increased depreciation and amortization included the impact of accelerated depreciation associated with assets being replaced due to projects to install a 330” state-of-the-art kraft linerboard machine in our Florence, South Carolina mill and to build a new corrugated box plant in the Brazilian state of Sao Paulo. The primary inflationary items consisted of $13.0 million of wage and other costs, $10.1 million of freight costs, $9.3 million of recycled fiber costs, $6.5 million of chemical costs and $2.8 million of energy costs.

Consumer Packaging Shipments

Consumer Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Consumer Packaging mills plus Consumer Packaging converting shipments converted from BSF to tons. The shipment data table excludes dispensing sales (prior to the April 6, 2017 HH&B Sale) and merchandising displays since there is not a common unit of measure, as well as gypsum paperboard liner tons produced by Seven Hills Paperboard LLC since it is not consolidated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5	947.0	957.2	1,023.2	3,843.9
Consumer Packaging Converting Shipments - BSF	9.0	8.9	9.9	11.1	38.9
Consumer Packaging Converting Per Shipping Day - MMSF	149.7	138.7	157.2	179.6	156.2

Fiscal 2018
Consumer Packaging Shipments - thousands of tons	982.8
Consumer Packaging Converting Shipments - BSF	10.8
Consumer Packaging Converting Per Shipping Day - MMSF	176.9

Consumer Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%
Second Quarter	1,554.6	118.8	7.6
Third Quarter	1,520.7	94.8	6.2
Fourth Quarter	1,866.3	124.6	6.7
Total	$6,452.5	$425.8	6.6%

Fiscal 2018
First Quarter	$1,763.3	$92.4	5.2%

(1) Net sales before intersegment eliminations.

Net Sales (Consumer Packaging Segment)

The $252.4 million increase in net sales for the Consumer Packaging segment for the first quarter of fiscal 2018 compared to the prior year quarter was primarily due to the $423.9 million increase in net sales from acquisitions (primarily the MPS Acquisition) and $14.4 million of favorable price/mix, partially offset by a $143.1 million decrease in net sales related to the HH&B Sale and $39.5 million of lower volumes.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended December 31, 2017 increased $4.8 million compared to the prior year quarter, primarily due to an estimated $23.0 million of synergy and productivity improvements, segment income related to the MPS Acquisition of $20.9 million, $11.5 million of lower depreciation and amortization and an estimated $6.1 million of favorable selling price mix that were partially offset by an estimated $39.1 million of cost inflation, $14.3 million related to the HH&B Sale and $2.8 million for the impact of lower volumes compared to the prior year quarter. The primary inflationary items consisted of $12.0 million of wage and other costs, $9.2 million of chemical costs, $7.7 million of other manufacturing costs, $5.4 million of freight costs and $1.6 million of energy costs.

Land and Development

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2017
First Quarter	$54.0	$1.7	3.1%
Second Quarter	100.0	17.5	17.5
Third Quarter	71.1	0.2	0.3
Fourth Quarter	18.7	(5.6)	(29.9)
Total	$243.8	$13.8	5.7%

Fiscal 2018
First Quarter	$11.4	$(0.7)	(6.1)%

(1) Net Sales before intersegment eliminations.

Net Sales (Land and Development Segment)

Land and Development’s net sales for the first quarter of fiscal 2018 were $11.4 million compared to $54.0 million in the first quarter of fiscal 2017. The decreased net sales were the result of the timing of land sales. We continue to include the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria. We expect to complete the monetization of our portfolio by the end of fiscal 2018.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was a loss of $0.7 million in the first quarter of fiscal 2018 compared to income of $1.7 million in the first quarter of fiscal 2017. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to pre stepped-up levels. The $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate is not included in segment income.

Liquidity and Capital Resources

We fund our working capital requirements, capital expenditures, mergers and acquisitions, restructuring activities, dividends and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the sale of property, plant and equipment removed from service and proceeds received in connection with the issuance of debt and equity securities. See “Note 11. Debt” of the Notes to Condensed Consolidated Financial Statements and “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information regarding our debt. Funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities. As such, our foreign cash and cash equivalents are not a key source of liquidity to our domestic operations.

At December 31, 2017, we had approximately $2.6 billion of availability under our committed credit facilities, primarily under our revolving credit facility, the majority of which matures July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at December 31, 2017. At December 31, 2017, we had $115.8 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $306.4 million at December 31, 2017 and $298.1 million at September 30, 2017. Approximately 79% of the cash and cash equivalents at December 31, 2017 were outside of the U.S. At December 31, 2017 and September 30, 2017, total debt was $6,610.4 million and $6,554.8 million, respectively, $1,244.6 million and $608.7 million of which was short-term at December 31, 2017 and September 30, 2017, respectively. The increase in short-term debt was primarily related to our prepayment of $485.0 million outstanding under our term loan.

Cash Flow Activity

	Three Months Ended
	December 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$363.5	$517.4
Net cash used for investing activities	$(308.7)	$(160.5)
Net cash used for financing activities	$(45.5)	$(190.6)

Net cash provided by operating activities during the three months ended December 31, 2017 decreased $153.9 million compared to the three months ended December 31, 2016, primarily due to a $150.6 million net decrease in cash flow from working capital changes, and decreased real estate sales.

Net cash used for investing activities of $308.7 million in the three months ended December 31, 2017 consisted primarily of $214.1 million for capital expenditures and $108.0 million for an additional investment in Grupo Gondi. Net cash used for investing activities of $160.5 million in the three months ended December 31, 2016 consisted primarily of $176.1 million for capital expenditures,

With the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $800 to $850 million per year. We believe we have an opportunity to improve our performance through capital investment. We expect fiscal 2018 capital expenditures to be approximately $1.0 billion. In fiscal 2018, we expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to support our $1.0 billion run rate synergy and performance improvement target, before inflation, to be realized by June 30, 2018, (iv) to build a new corrugated box plant in the Brazilian state of Sao Paulo to meet growing demand from our regional customers in South America to be completed in fiscal 2019, (v) to install a 330” state-of-the-art kraft linerboard machine in our Florence, South Carolina mill with production expected to commence in the first half of calendar 2020, (vi) to install a coater at our Mahrt coated natural kraft mill to be completed in fiscal 2019, and (vii) to generate attractive returns. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulation changes.

In the three months ended December 31, 2017, net cash used for financing activities of $45.5 million consisted primarily of cash dividends paid to stockholders of $109.6 million partially offset by a net increase in debt of $53.5 million. In the three months ended December 31, 2016, net cash used for financing activities of $190.6 million consisted primarily of cash dividends paid to stockholders of $100.4 million, purchases of common stock of $68.0 million and a net decrease in debt of $12.1 million. The increase in debt in the current year period was primarily due to capital expenditures, the cash to fund the joint venture with Grupo Gondi and dividends net of cash generated from operations. In February 2018, our board of directors approved our quarterly dividend of $0.43 per share, indicating an annualized dividend of $1.72 per share. We paid a quarterly dividend of $0.43 per share in November 2017 and in fiscal 2017, we paid four quarterly dividends of $0.40 per share for an annual dividend of $1.60 per share.

At December 31, 2017, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $254 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. Fiscal 2018 will be the last year we will receive a tax benefit from the domestic production deduction. We expect our estimated cash tax payments in fiscal 2018 will be substantially lower than our income tax rate, excluding the estimated income tax benefit of $1,086.9 million as a result of the enactment of the Tax Act, and will be an estimated $150 million lower than they would have been prior to the passage of the Tax Act. We expect our cash tax rate to move closer to our income tax rate in fiscal 2019.

We made contributions of $8.5 million to our pension and supplemental retirement plans during the three months ended December 31, 2017. Based on current facts and assumptions, we expect to contribute approximately $38 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the three months ended December 31, 2017, we withdrew from PIUMPF and recorded an estimated withdrawal liability of $180.0 million. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

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

New Accounting Standards

See “Note 1. Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our anticipation that we will be able to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; that with the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $800 to $850 million per year; that we believe we have an opportunity to improve our performance through capital investment; that we expect fiscal 2018 capital expenditures to be approximately $1.0 billion; amounts and timing of capital expenditure projects; the step-up in fair value of our land portfolio in our Land and Development segment is expected to reduce future profitability on existing projects but should not impact future cash flows; our expectation of paying an annualized dividend of $1.72 per share in fiscal 2018; we expect to contribute approximately $38 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our current expectation that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets but will not have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statement of cash flows; that for certain products we manufacture and which meet certain criteria, we will recognize revenue “over time” upon the adoption of ASC 606 which could result in (a) revenue recognition prior to the date of shipment or title transfer for these products and (b) an increase in unbilled receivables balances and a reduction in finished goods inventory balances on our balance sheet from historic and current levels; management’s belief that the resolution of a number of other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; management’s expectation that the resolution of pending litigation and proceedings related to asbestos-related personal injury litigation or the Antitrust Litigation will not have a material adverse effect on our consolidated financial condition or liquidity; that our compliance initiatives, related to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, could result in significant costs, which could negatively impact our results of operations, financial condition cash flows; we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next three years and that foreign and state net operating losses and credits will be used over a longer period of time, though it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; we expect fiscal 2018 will be the last year we will receive a tax benefit from the domestic production deduction; we expect our estimated cash tax payments in fiscal 2018 will be substantially lower than our income tax rate, excluding the estimated income tax benefit of $1,086.9 million as a result of the enactment of the Tax Act, and will be $150 million lower than they would have been prior to the passage of the Tax Act; we expect our cash tax rate to move closer to our income tax rate in fiscal 2019; our estimate of our exposure for matters related to guarantees of approximately $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; we will finance the cash consideration, including existing KapStone debt to be assumed as part of the transaction upon closing, through the issuance of new debt under a fully committed financing package; that the U.S. Corrugated acquisition provides the opportunity to increase the vertical integration of our Corrugated Packing segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller; that the Island Container acquisition will enable us to integrate more than 80,000 tons of containerboard annually into our Corrugated Packaging segment; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals; that WestRock currently provides one-third of the nearly 60,000 tons of containerboard used by Plymouth annually and intends to fully integrate these tons; our belief that the MPS Acquisition will increase our annual paperboard consumption by approximately 225,000 tons, of which we expect 35% to 45% to be supplied by us; and expected totals for restructuring and other costs.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination and the Separation; our ability to effectively integrate the operations of RockTenn and MWV; the results and impacts of the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the S.P. Fiber Acquisition, the Packaging Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied related to claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; the possibility of and uncertainties related to planned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases; our ability to anticipate trends that would enable us to offer products that respond to changing customer preferences; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase Common Stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; the effectiveness of our quality control measures and systems; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2017 Form 10-K and this fiscal 2018 First Quarter Form 10-Q and by similar disclosures in any of our subsequent Securities and Exchange Commission (“SEC”) filings. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2017 Form 10-K. There have been no material changes in our exposure to market risk since September 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

See “Note 12. Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for more information.

Item 1A.    RISK FACTORS

Certain risks and events that could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock, are described in our Fiscal 2017 Form 10-K. Additional risks are described below.

We May Be Adversely Affected by Comprehensive Tax Reform

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our results of operations, cash flows and financial conditions, as well as the trading price of our Common Stock, could be adversely affected.

We May Not Complete Our Proposed Acquisition of KapStone

The consummation of the KapStone Acquisition is subject to certain closing conditions, including, among others, (i) the adoption of the Merger Agreement by KapStone stockholders, which under applicable law requires the affirmative vote of the holders of a majority of the issued and outstanding shares of KapStone common stock, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of required antitrust approvals in Austria, Germany and Mexico, (iv) the effectiveness of a registration statement on Form S-4 registering the issuance of the stock consideration, (v) the absence of any material law or any order prohibiting the consummation of the KapStone Acquisition, (vi) subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the Merger Agreement, as well as the performance of each party’s obligations under the Merger Agreement in all material respects and (vii) each of WestRock and KapStone receiving an opinion from their respective counsels to the effect that the KapStone Acquisition should qualify as a tax free reorganization with respect to stockholder’s who receive WestRock stock. In addition, the Merger Agreement contains certain termination rights for both KapStone and WestRock, including in the event (i) the KapStone Acquisition is not consummated on or before October 29, 2018 (which deadline may be extended under certain circumstances to April 29, 2019), (ii) the approval of the stockholders of KapStone is not obtained or (iii) KapStone terminates the Merger Agreement to enter into a definitive written agreement providing for a superior alternative transaction. The conditions to the closing of the KapStone Acquisition may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the KapStone Acquisition may take longer, and could cost more, than we and KapStone expect; in particular, we could be required to divest certain assets in order to obtain antitrust clearance in the United States. The occurrence of any of these events individually or in combination may adversely affect the benefits we expect to achieve from the KapStone Acquisition and the trading price of our Common Stock. In addition, if the KapStone Acquisition does not close, the attention of our management will have been diverted to the KapStone Acquisition, rather than our operations and pursuit of other opportunities.

Our Proposed Acquisition of KapStone Subjects Us to Various Risks and Uncertainties

If we are successful in completing the KapStone Acquisition, we will be subject to various risks and uncertainties, including the following: we may fail to realize anticipated synergies, cost savings, operating efficiencies and other benefits; our incurrence of substantial indebtedness in connection with financing the acquisition may have an adverse effect on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions; we may not be able to integrate KapStone into our operations without encountering difficulties, including inconsistencies in standards, systems and controls, and without diverting management’s focus and resources from ordinary business activities and opportunities; we may face challenges retaining KapStone’s customers and suppliers; we may fail to retain KapStone’s key personnel; we may encounter unforeseen internal control, regulatory or compliance issues; and we may face other additional risks.  We may not be able to achieve the anticipated benefits from the KapStone Acquisition, or it may take us longer than expected to achieve them. Any of the foregoing could adversely affect our results of operations, cash flows and financial condition, and the trading price of our Common Stock.

Item 6.	EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1
Form of Dealer Agreement between WestRock Company, WestRock RKT Company, WestRock MWV, LLC and the Dealer thereto (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

Exhibit 10.2
Credit Agreement, dated as of October 31, 2017, among WestRock Company, the subsidiaries of the Company from time to time party thereto, as borrowers, the subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of WestRock’s Current Report on Form 8-K filed on November 2, 2017).

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

WESTROCK COMPANY
(Registrant)

Date:	February 6, 2018	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)