Form 10-Q
period 2018-06-30
WestRock Co
filed 2018-08-03
CIK 1636023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 20, 2018
Common Stock, $0.01 par value	255,112,324

WESTROCK COMPANY

PART I: FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$4,137.5	$3,695.6	$12,048.5	$10,799.1
Cost of goods sold	3,264.3	3,000.1	9,596.3	8,836.9
Selling, general and administrative, excluding intangible amortization	368.2	348.1	1,115.6	1,033.5
Selling, general and administrative intangible amortization	75.6	54.6	223.3	156.8
Multiemployer pension withdrawals	4.2	—	184.2	—
Pension lump sum settlement	—	—	—	28.7
Land and Development impairments	1.7	—	29.3	42.7
Restructuring and other costs	17.1	59.4	65.1	158.7
Operating profit	406.4	233.4	834.7	541.8
Interest expense, net	(76.7)	(56.1)	(219.8)	(163.1)
Gain on extinguishment of debt	0.9	2.0	—	1.9
Other income, net	9.7	0.7	13.3	3.1
Equity in income of unconsolidated entities	15.5	16.7	31.2	36.9
Gain on sale of HH&B	—	190.6	—	190.6
Income before income taxes	355.8	387.3	659.4	611.2
Income tax (expense) benefit	(84.5)	(60.7)	969.9	(107.9)
Consolidated net income	271.3	326.6	1,629.3	503.3
Less: Net (income) loss attributable to noncontrolling interests	(3.1)	1.5	(2.8)	8.8
Net income attributable to common stockholders	$268.2	$328.1	$1,626.5	$512.1

Basic earnings per share attributable to common stockholders	$1.05	$1.30	$6.36	$2.04
Diluted earnings per share attributable to common stockholders	$1.03	$1.29	$6.25	$2.01

Basic weighted average shares outstanding	256.1	252.1	255.7	251.5
Diluted weighted average shares outstanding	260.6	255.3	260.0	255.0

Cash dividends paid per common share	$0.43	$0.40	$1.29	$1.20

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net income	$271.3	$326.6	$1,629.3	$503.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(237.6)	26.1	(225.3)	4.7
Sale of HH&B	—	26.8	—	26.8
Derivatives:
Deferred loss on cash flow hedges	—	(0.3)	—	(0.4)
Reclassification adjustment of net (gain) loss on cash flow hedges included in earnings	—	(0.1)	0.5	(0.1)
Unrealized gain on available for sale security	—	—	0.8	—
Reclassification adjustment of gain on available for sale security included in earnings	—	—	(1.5)	—
Defined benefit pension plans:	—
Net actuarial gain arising during the period	—	0.2	—	20.7
Amortization and settlement recognition of net actuarial loss, included in pension cost	5.2	3.4	11.8	30.2
Prior service cost arising during the period	(0.4)	—	(3.1)	(0.9)
Amortization and curtailment recognition of prior service cost (credit), included in pension cost	0.2	(0.1)	0.2	(0.4)
Sale of HH&B	—	2.9	—	2.9
Other comprehensive (loss) income, net of tax	(232.6)	58.9	(216.6)	83.5
Comprehensive income	38.7	385.5	1,412.7	586.8
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3.1)	0.8	(3.2)	8.3
Comprehensive income attributable to common stockholders	$35.6	$386.3	$1,409.5	$595.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Millions, Except Per Share Data)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$452.6	$298.1
Restricted cash	—	5.9
Accounts receivable (net of allowances of $49.0 and $45.8)	1,980.8	1,886.8
Inventories	1,819.3	1,797.3
Other current assets	275.4	329.2
Assets held for sale	98.1	173.6
Total current assets	4,626.2	4,490.9
Property, plant and equipment, net	8,932.2	9,118.3
Goodwill	5,535.8	5,528.3
Intangibles, net	3,213.5	3,329.3
Restricted assets held by special purpose entities	1,282.6	1,287.4
Prepaid pension asset	426.7	368.0
Other assets	1,118.7	966.8
Total Assets	$25,135.7	$25,089.0

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$594.4	$608.7
Accounts payable	1,484.0	1,492.1
Accrued compensation and benefits	363.1	416.7
Other current liabilities	526.0	492.3
Total current liabilities	2,967.5	3,009.8
Long-term debt due after one year	5,943.1	5,946.1
Pension liabilities, net of current portion	248.0	279.4
Postretirement benefit liabilities, net of current portion	146.1	153.4
Non-recourse liabilities held by special purpose entities	1,155.8	1,161.9
Deferred income taxes	2,249.3	3,410.2
Other long-term liabilities	1,008.4	737.4
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	4.7	4.7
Equity:
Preferred stock, $0.01 par value; 30.0 million shares authorized; no shares outstanding	—	—
Common Stock, $0.01 par value; 600.0 million shares authorized; 255.1 million and 254.5 million shares outstanding at June 30, 2018 and September 30, 2017, respectively	2.5	2.5
Capital in excess of par value	10,637.5	10,624.9
Retained earnings	1,427.9	172.4
Accumulated other comprehensive loss	(674.3)	(457.3)
Total stockholders’ equity	11,393.6	10,342.5
Noncontrolling interests	19.2	43.6
Total equity	11,412.8	10,386.1
Total Liabilities and Equity	$25,135.7	$25,089.0

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In Millions, Except Per Share Data)

	Number of Shares of Common Stock Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	WestRock Company Stockholders’ Equity	Non controlling Interests	Total Equity
Balance at September 30, 2017	254.5	$2.5	$10,624.9	$172.4	$(457.3)	$10,342.5	$43.6	$10,386.1
Net income attributable to common stockholders	—	—	—	1,626.5	—	1,626.5	2.6	1,629.1
Other comprehensive loss, net of tax	—	—	—	—	(217.0)	(217.0)	—	(217.0)
Compensation expense under share-based plans	—	—	49.2	—	—	49.2	—	49.2
Cash dividends declared (per share - $1.29) (1)	—	—	—	(334.0)	—	(334.0)	—	(334.0)
Distributions and adjustments to noncontrolling interests	—	—	—	—	—	—	(27.0)	(27.0)
Shares issued under restricted stock plan	0.7	—	—	—	—	—	—	—
Issuance of common stock, net of stock received for minimum tax withholdings	1.6	—	33.7	(6.5)	—	27.2	—	27.2
Purchases of common stock	(1.7)	—	(70.3)	(30.5)	—	(100.8)	—	(100.8)
Balance at June 30, 2018	255.1	$2.5	$10,637.5	$1,427.9	$(674.3)	$11,393.6	$19.2	$11,412.8

(1)  Includes cash dividends paid, and dividends declared but unpaid, related to the shares reserved but unissued to satisfy Smurfit-Stone Container Corporation (“Smurfit-Stone”) bankruptcy claims.

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months Ended
	June 30,
	2018	2017
Operating activities:
Consolidated net income	$1,629.3	$503.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, depletion and amortization	942.5	814.3
Cost of real estate sold	83.8	188.4
Deferred income tax benefit	(1,162.7)	(45.7)
Share-based compensation expense	49.2	50.0
Gain on extinguishment of debt	—	(1.9)
Loss (gain) on disposal of plant, equipment and other, net	7.0	(5.3)
Equity in income of unconsolidated entities	(31.2)	(36.9)
Pension and other postretirement funding (more) than expense (income)	(74.4)	(34.1)
Multiemployer pension withdrawals	184.2	—
(Gain) loss on sale or deconsolidation of subsidiaries and affiliates	(10.8)	1.7
Gain on sale of HH&B	—	(190.6)
Cash surrender value increase in excess of premiums paid	(23.5)	(27.6)
Distributed earnings from equity investments	24.4	14.6
Other non-cash items	(10.7)	(32.5)
Land and Development impairments	29.3	42.7
Impairment adjustments	11.9	50.5
Change in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(114.3)	(138.3)
Inventories	(40.8)	(31.4)
Other assets	(88.1)	(67.7)
Accounts payable	(11.0)	290.3
Income taxes	83.2	37.9
Accrued liabilities and other	29.4	24.5
Net cash provided by operating activities	1,506.7	1,406.2
Investing activities:
Capital expenditures	(665.5)	(536.8)
Cash paid for purchase of businesses, net of cash acquired	(188.2)	(1,443.8)
Investment in unconsolidated entities	(111.1)	(2.2)
Corporate-owned life insurance premium paid	(1.1)	(1.4)
Cash related to sale or deconsolidation of subsidiary	(1.7)	—
Return of capital from unconsolidated entities	12.2	12.6
Proceeds from sale of subsidiary and affiliates	24.0	9.3
Proceeds from the sale of HH&B	—	993.5
Proceeds from sale of property, plant and equipment	22.4	40.8
Net cash used for investing activities	(909.0)	(928.0)
Financing activities:
Proceeds from issuance of notes	1,197.3	—
Additions to revolving credit facilities	0.3	518.0
Additions to debt	854.1	417.0
Repayments of debt	(2,022.7)	(1,121.7)
Other financing (repayments) additions, net	(20.3)	11.2
Proceeds from settlement of hedge	30.7	—
Debt issuance costs	(24.0)	(2.1)
Issuances of common stock, net of related minimum tax withholdings	23.2	22.3

	Nine Months Ended
	June 30,
	2018	2017
Purchases of common stock	(100.8)	(93.0)
Excess tax benefits from share-based compensation	—	3.0
(Repayments to) advances from unconsolidated entity	(0.7)	1.2
Cash dividends paid to stockholders	(329.7)	(301.6)
Cash distributions paid to noncontrolling interests	(26.6)	(45.9)
Net cash used for financing activities	(419.2)	(591.6)
Effect of exchange rate changes on cash and cash equivalents	(24.0)	(2.3)
Increase (decrease) in cash and cash equivalents	154.5	(115.7)
Cash and cash equivalents at beginning of period	298.1	340.9
Cash and cash equivalents at end of period	$452.6	$225.2

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$108.8	$112.1
Interest, net of amounts capitalized	$151.2	$138.9

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in the nine months ended June 30, 2018 primarily relate to the acquisition of substantially all of the assets of Plymouth Packaging, Inc. (“Plymouth”) on January 5, 2018 (the “Plymouth Packaging Acquisition”). Liabilities assumed in the nine months ended June 30, 2017 relate to the acquisition of Multi Packaging Solutions International Limited (“MPS”) on June 6, 2017 (the “MPS Acquisition”), the acquisition of U.S. Corrugated Holdings, Inc. (“U.S. Corrugated”) on June 9, 2017 (the “U.S. Corrugated Acquisition”) and the acquisition of certain assets and liabilities of Star Pizza Box of Arizona, LLC, Star Pizza Box of Florida, Inc., Star Pizza Box of Ohio, LLC, Star Pizza Box of Texas, LLC and Box Logistics LLC (the “Star Pizza Acquisition”). See “Note 2. Acquisitions and Investment” for more information.

	Nine Months Ended
	June 30,
	2018	2017
	(In millions)
Fair value of assets acquired, including goodwill	$230.2	$3,197.4
Cash consideration for the purchase of businesses, net of cash acquired	(190.4)	(1,447.3)
Stock issued for the purchase of a business	—	(136.1)
Fair value of share-based awards issued in the purchase of a business	—	(1.9)
Deferred payments and (unpaid) unreceived working capital	(25.2)	4.0
Liabilities assumed	$14.6	$1,616.1

Included in liabilities assumed is the following item:
Debt assumed	$—	$929.1

See Accompanying Notes to Condensed Consolidated Financial Statements

WESTROCK COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended June 30, 2018

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

Basis of Presentation

Our independent registered public accounting firm has not audited our accompanying interim financial statements. We derived the Condensed Consolidated Balance Sheet at September 30, 2017 from the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Fiscal 2017 Form 10-K”). In the opinion of our management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our statements of income for the three and nine months ended June 30, 2018 and June 30, 2017, our comprehensive income for the three and nine months ended June 30, 2018 and June 30, 2017, our financial position at June 30, 2018 and September 30, 2017, our cash flows for the nine months ended June 30, 2018 and June 30, 2017, and our statement of equity for the nine months ended June 30, 2018.

We completed the sale of Home, Health and Beauty (“HH&B”), a former division of our Consumer Packaging segment, on April 6, 2017 (the “HH&B Sale”). We used the proceeds from the HH&B Sale in connection with completing the MPS Acquisition. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We report MPS in our Consumer Packaging segment. See “Note 8. Assets Held For Sale” and “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information.

During the first quarter of fiscal 2018, we presented our interest expense and interest income in a single line item, “interest expense, net”, in our statements of income. The interest income was previously presented in the line item “interest income and other income (expense), net”, which is now presented as “other income, net”. The presentation of these two line items for the three and nine months ended June 30, 2017 has been changed to conform to the current year presentation.

We have condensed or omitted certain notes and other information from the interim financial statements presented in this report. Therefore, these interim financial statements should be read in conjunction with our Fiscal 2017 Form 10-K. The results for the three and nine months ended June 30, 2018 are not necessarily indicative of results that may be expected for the full year.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 “Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this ASU expand the scope of Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, “Revenue from Contracts with Customers”. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted but not earlier than our adoption of ASC 606. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this update provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose (i) a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income; (ii) whether they elect to reclassify the stranded income tax effects from the Tax Act; and (iii) information about the other income tax effects that are reclassified. The amendments affect any organization that is required to apply the provisions of ASC 220, “Income Statement — Reporting Comprehensive Income”, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by generally accepted accounting principles in the United States (“GAAP”). The ASU is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of this ASU.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC 805, “Business Combinations”. The ASU clarifies the definition of a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. Subject to future events or transactions, we do not expect this ASU to have a material impact on our consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and an entity that elects early adoption must adopt all of the amendments in the period of adoption. We are currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02 “Leases”, which is codified in ASC 842 “Leases” and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Prior to the FASB issuing ASU 2018-11 “Leases”, entities were required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides entities the option to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements would continue to be in accordance with current GAAP. While we have not completed our assessment, we expect that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets, but we do not expect the adoption to have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statements of cash flows.

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

We will adopt the revenue standard as of October 1, 2018 and expect to use the modified retrospective approach. We have substantially completed the evaluation of the new standard and are in the process of quantifying the impact of adoption on our consolidated financial statements. We manufacture certain products that have no alternative use to us (since such products are made to specific customer orders), and we believe that for certain customers we have a legally enforceable right to payment for performance completed to date on these manufactured products, including a reasonable profit. For those manufactured products that meet these two criteria, we will recognize revenue “over time” upon the adoption of ASC 606. This could result in (i) revenue recognition prior to the date of shipment or title transfer for these products and (ii) an increase in unbilled receivables balances and a reduction in finished goods inventory balances on our balance sheet from historic and current levels. We are continuing to evaluate the impact of the provisions on our financial position, results of operations and cash flows.

Note 2.	Acquisitions and Investment

We account for acquisitions in accordance with ASC 805, “Business Combinations”. The estimated fair values of all assets acquired and liabilities assumed in acquisitions are provisional and may be revised as a result of additional information obtained during the measurement period of up to one year from the acquisition date. See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the Fiscal 2017 Form 10-K for information about our prior year acquisitions or investment. No changes in the three and nine months ended June 30, 2018 to our fiscal 2017 provisional fair value estimates of assets and liabilities assumed in acquisitions have been significant, and we do not anticipate future changes to these acquisitions to be significant.

Planned KapStone Acquisition

On January 29, 2018, we announced that we had signed a definitive agreement to acquire all of the outstanding shares of KapStone Paper and Packaging Corporation (“KapStone”) for $35.00 per share and the assumption of approximately $1.36 billion in net debt, for a total enterprise value of approximately $4.9 billion (the “KapStone Acquisition”). KapStone is a leading North American producer and distributor of containerboard, corrugated products and specialty papers, including liner and medium containerboard, kraft papers and saturating kraft. KapStone also owns Victory Packaging, a packaging solutions distribution company with facilities in the United States, Canada and Mexico. KapStone stockholders will have the option to receive $35.00 per share in cash, or to elect to receive 0.4981 WestRock shares per KapStone share, with elections of stock consideration capped at 25% of the outstanding KapStone shares but no limit on the number of KapStone shares that can receive cash consideration. KapStone’s chairman, Roger Stone, and president and chief executive officer, Matt Kaplan, have entered into voting agreements, pursuant to which they have agreed to vote their shares in support of the transaction, subject to certain limitations. We expect to finance the cash consideration, including existing KapStone debt to be assumed as part of the transaction upon closing, through our utilization of our Delayed Draw Credit Facilities (as hereinafter defined), as well as our other existing credit facilities.

As disclosed in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018, on April 13, 2018 the Company and KapStone received requests for additional information and documentary materials, frequently referred to as a second request, from the U.S. Department of Justice (“DOJ”). The requests were issued under notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Completion of the proposed transaction remains subject to obtaining antitrust clearance in the United States, KapStone stockholder approval and other customary closing conditions. The transaction is expected to close by the end of the calendar year.

Plymouth Packaging Acquisition

We completed the Plymouth Packaging Acquisition to further enhance our platform and drive differentiation and innovation.  Plymouth’s “Box on Demand” systems are located on customers’ sites under multiyear exclusive agreements and use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customers’ specifications. The estimated purchase price of $201.9 million, net of cash received of $3.1 million, is subject to an estimated payment of $25.1 million consisting of a deferred payment and a tax make-whole payment related to stepping up the assets for tax purposes. We have included the financial results of the acquired assets in our Corrugated Packaging segment since the date of the acquisition.

The preliminary allocation of consideration primarily included $86.4 million of customer relationship intangible assets, $33.2 million of goodwill, $35.2 million of property, plant and equipment, $29.2 million of other long-term assets consisting of assets leased to customers and equity method investments, and $12.6 million of liabilities. We are amortizing the customer relationship intangibles over 12.0 years based on a straight-line basis because the amortization pattern was not reliably determinable. The fair value assigned to goodwill is primarily attributable to buyer-specific synergies expected to arise after the acquisition (e.g., enhanced reach of the combined organization and other synergies), and the assembled work force, as well as due to establishing deferred taxes for the difference between book and tax basis of the assets and liabilities acquired. The goodwill and intangibles are amortizable for income tax purposes. We are in the process of reviewing the estimated fair values of all assets acquired and liabilities assumed, including, among other things, obtaining final third-party valuations of certain tangible and intangible assets, as well as the fair value of certain contracts and the determination of certain tax balances; thus, the allocation of the purchase price is preliminary and subject to revision.

Grupo Gondi Investment

On October 20, 2017, we increased our ownership interest in Gondi, S.A. de C.V. (“Grupo Gondi”), our joint venture in Mexico, from 27.0% to 32.3% through a $108 million capital contribution, which followed the joint

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Summary of Restructuring and Other Initiatives

We recorded pre-tax restructuring and other costs of $17.1 million and $65.1 million for the three and nine months ended June 30, 2018 and $59.4 million and $158.7 million for the three and nine months ended June 30, 2017, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition or integration can vary. We present our restructuring and other costs in more detail below.

The following table summarizes our Restructuring and other costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restructuring	$6.9	$28.0	$32.5	$90.6
Other	10.2	31.4	32.6	68.1
Restructuring and Other Costs	$17.1	$59.4	$65.1	$158.7

Restructuring

Our restructuring charges are primarily associated with plant closures and employee costs due to merger and acquisition-related workforce reductions. When we close a facility, if necessary, we recognize a write-down to reduce the carrying value of equipment or other property to their estimated fair value less cost to sell, and record charges for severance and other employee-related costs. Any subsequent change in fair value less cost to sell prior to disposition is recognized as identified; however, no gain is recognized in excess of the cumulative loss previously recorded unless the actual selling price exceeds the original carrying value when sold. At the time of each announced closure, we generally expect to record future period costs for equipment relocation, facility carrying costs, costs to terminate a lease or contract before the end of its term and employee-related costs.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While restructuring costs are not charged to our segments and, therefore, do not reduce segment income, we highlight the segment to which the charges relate. The following table presents a summary of restructuring charges related to active restructuring initiatives that we incurred during the three and nine months ended June 30, 2018 and 2017, the cumulative recorded amount since we started the initiative, and our estimate of the total we expect to incur (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	Cumulative	Total Expected
Corrugated Packaging

Net property, plant and equipment costs	$0.4	$0.4	$1.3	$(0.9)	$210.0	$210.0
Severance and other employee costs	0.2	0.2	2.0	(4.5)	42.6	43.6
Equipment and inventory relocation costs	0.3	0.3	3.1	1.8	7.0	7.0
Facility carrying costs	0.7	1.4	2.5	4.7	36.0	37.2
Other costs	0.1	(0.1)	(0.1)	0.6	19.1	19.1
Restructuring total	$1.7	$2.2	$8.8	$1.7	$314.7	$316.9

Consumer Packaging

Net property, plant and equipment costs	$1.8	$6.0	$6.2	$25.7	$40.9	$40.9
Severance and other employee costs	1.3	12.7	5.3	20.7	39.1	41.5
Equipment and inventory relocation costs	0.3	1.2	2.1	2.2	6.8	7.1
Facility carrying costs	0.2	0.1	0.8	0.1	3.2	3.8
Other costs (1)	0.7	0.4	2.8	18.3	23.5	23.5
Restructuring total	$4.3	$20.4	$17.2	$67.0	$113.5	$116.8

Land and Development

Net property, plant and equipment costs	$—	$—	$—	$—	$1.8	$1.8
Severance and other employee costs	0.1	0.8	0.7	2.3	14.2	14.2
Restructuring total	$0.1	$0.8	$0.7	$2.3	$16.0	$16.0

Corporate

Net property, plant and equipment costs	$—	$—	$—	$0.1	$1.4	$1.4
Severance and other employee costs	0.9	4.4	1.0	16.5	100.8	100.8
Other costs	(0.1)	0.2	4.8	3.0	15.6	15.6
Restructuring total	$0.8	$4.6	$5.8	$19.6	$117.8	$117.8

Total

Net property, plant and equipment costs	$2.2	$6.4	$7.5	$24.9	$254.1	$254.1
Severance and other employee costs	2.5	18.1	9.0	35.0	196.7	200.1
Equipment and inventory relocation costs	0.6	1.5	5.2	4.0	13.8	14.1
Facility carrying costs	0.9	1.5	3.3	4.8	39.2	41.0
Other costs	0.7	0.5	7.5	21.9	58.2	58.2
Restructuring total	$6.9	$28.0	$32.5	$90.6	$562.0	$567.5

(1)	Includes a $17.6 million write-down of a customer relationship intangible in the nine months ended June 30, 2017 related to an exited product line.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have defined “Net property, plant and equipment costs” as used in this Note 3 as property, plant and equipment write-downs, subsequent adjustments to fair value for assets classified as held for sale, subsequent (gains) or losses on sales of property, plant and equipment and related parts and supplies on such assets, if any.

Other Costs

Our other costs consist of acquisition, divestiture and integration costs. We incur costs when we acquire or divest businesses. Acquisition costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees, as well as potential litigation costs associated with those activities. Divestiture costs consist primarily of similar professional fees. The divestiture costs in fiscal 2017 are primarily associated with costs incurred during the HH&B Sale process. Post-acquisition, we incur integration costs that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition, divestiture and integration costs to be Corporate costs regardless of the segment or segments involved in the transaction.

The following table presents our acquisition, divestiture and integration costs (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Acquisition costs	$3.4	$19.6	$11.0	$23.9
Divestiture costs	—	1.9	0.2	10.0
Integration costs	6.8	9.9	21.4	34.2
Other total	$10.2	$31.4	$32.6	$68.1

At September 30, 2017, we recategorized our integration costs to exclude severance and other employee costs and lease costs associated with mergers and acquisitions, notably for related workforce reductions. These costs have been presented in severance and other employee costs and other costs, respectively, in the restructuring table above. We recategorized $4.4 million and $17.7 million in the three and nine months ended June 30, 2017, respectively, primarily for severance and other employee costs.

The following table summarizes the changes in the restructuring accrual, which are primarily composed of lease commitments, accrued severance and other employee costs, and a reconciliation of the restructuring accrual charges to the line item “Restructuring and other costs” on our Condensed Consolidated Statements of Income (in millions):

	Nine Months Ended
	June 30,
	2018	2017
Accrual at beginning of fiscal year	$47.4	$44.8
Accruals acquired in acquisition	—	3.5
Additional accruals	11.2	39.5
Payments	(24.3)	(40.9)
Adjustment to accruals	0.3	(6.2)
Foreign currency rate changes	(1.3)	—
Accrual at June 30	$33.3	$40.7

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Reconciliation of accruals and charges to restructuring and other costs (in millions):
	Nine Months Ended
	June 30,
	2018	2017
Additional accruals and adjustments to accruals (see table above)	$11.5	$33.3
Acquisition costs	11.0	23.9
Divestiture costs	0.2	10.0
Integration costs	21.4	34.2
Net property, plant and equipment	7.5	24.9
Severance and other employee costs	1.4	4.7
Equipment and inventory relocation costs	5.2	4.0
Facility carrying costs	3.3	4.8
Other costs	3.6	18.9
Total restructuring and other costs	$65.1	$158.7

Note 4.	Retirement Plans

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

MEPPs

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the three months ended December 31, 2017, we submitted formal notification to withdraw from the Pace Industry Union-Management Pension Fund (“PIUMPF”) and recorded an estimated withdrawal liability of $180.0 million. The estimated withdrawal liability assumes payment over 20 years, discounted at a credit adjusted risk-free rate of 3.83%. We expect PIUMPF’s demand related to the withdrawal to include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency. We reserve the right to challenge any portion of the demand, including any portion related to the accumulated funding deficiency. The estimated withdrawal liability noted above excludes the potential impact of a future mass withdrawal of other employers from PIUMPF, which is not considered probable or reasonably estimable at this time. Due to the absence of specific information regarding matters such as PIUMPF’s current financial situation, our estimate is subject to revision. In the third quarter of fiscal 2018, we submitted formal notification to withdraw from the Central States, Southeast and Southwest Areas Pension Fund and recorded an estimated withdrawal liability of $4.2 million on a discounted basis. It is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals. Our estimate of any such withdrawal liability, both individually and in the aggregate, is not material for the remaining plans in which we participate. At June 30, 2018 and September 30, 2017, we had withdrawal liabilities recorded of $246.5 million and $60.1 million, respectively.

See “Note 15. Retirement Plans — Multiemployer Plans” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for more information regarding our involvement with multiemployer plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a summary of the components of net pension (credit) cost (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$9.4	$10.0	$33.5	$33.9
Interest cost	51.5	48.8	153.7	145.8
Expected return on plan assets	(82.1)	(75.3)	(246.7)	(232.5)
Amortization of net actuarial loss	6.7	5.8	15.9	19.8
Amortization of prior service cost	1.3	1.1	3.5	3.1
Settlement loss recognized	—	—	—	28.7
Special termination benefits	—	8.0	—	12.7
Company defined benefit plan (credit) cost	(13.2)	(1.6)	(40.1)	11.5
Multiemployer pension withdrawals	4.2	—	184.2	—
Multiemployer and other plans	0.2	1.1	1.3	3.5
Net pension (credit) cost	$(8.8)	$(0.5)	$145.4	$15.0

During the three and nine months ended June 30, 2018, we made contributions to our qualified and supplemental defined benefit pension plans of $10.8 million and $31.5 million, respectively, and for the three and nine months ended June 30, 2017, we made contributions of $8.6 million and $28.1 million, respectively.

During the second quarter of fiscal 2017, our year-to-date lump sum payments to certain beneficiaries of the WestRock Consolidated Company Pension Plan (the “Plan”), together with several one-time severance benefit payments out of the Plan, triggered pension settlement accounting and a remeasurement of the Plan as of February 28, 2017. As a result of settlement accounting, we recognized as an expense a pro-rata portion of the unamortized net actuarial loss, after remeasurement, and recorded a $28.7 million non-cash charge to earnings in the second quarter of 2017. The lump sum payments were to certain eligible former employees who were not currently receiving a monthly benefit. Eligible former employees whose present value of future pension benefits exceeded a certain minimum threshold had the option to either voluntarily accept lump sum payments or to not accept the offer and continue to be entitled to their monthly benefit upon retirement. Lump sum and one-time severance benefits payments of $203.7 million were made out of existing plan assets of the Plan. The discount rate used in the Plan remeasurement was 4.49%, an increase from 4.04% for the Plan at September 30, 2016. The expected long-term rate of return on Plan assets was unchanged. As a result of the February 28, 2017 remeasurement, the funded status of the Plan increased by $73.2 million as compared to September 30, 2016. The increase in the funded status was primarily due to the actuarial gain from the increase in the discount rate.

The other postretirement benefit plans provide certain health care and life insurance benefits for certain salaried and hourly employees who meet specified age and service requirements as defined by the plans. The following table presents a summary of the components of the net postretirement cost (credit) (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$0.4	$0.4	$1.2	$1.0
Interest cost	2.1	1.8	6.1	5.4
Amortization of net actuarial loss (gain)	0.3	(0.3)	0.2	(0.9)
Amortization of prior service credit	(1.1)	(1.3)	(3.2)	(3.8)
Net postretirement cost	$1.7	$0.6	$4.3	$1.7

During the three and nine months ended June 30, 2018, we funded an aggregate $2.3 million and $7.1 million, respectively, and for the three and nine months ended June 30, 2017, we funded an aggregate of $3.5 million and $6.5 million, respectively, to our other postretirement benefit plans.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 5.	Income Taxes

The effective tax rate for the three and nine months ended June 30, 2018 was an expense of 23.7% and a benefit of 147.1%, respectively. The effective tax rate for the three and nine months ended June 30, 2017 was an expense of 15.7% and 17.7%, respectively. The effective tax rate for the three months ended June 30, 2018 was lower than the statutory federal rate primarily due to (i) favorable tax items, such as the domestic production deduction, tax benefit of share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities (ii) true up of certain deferred taxes and foreign tax returns, partially offset by (iii) the inclusion of state taxes, (iv) the provisional amounts related to the enactment of the Tax Act (discussed below) and (v) the exclusion of tax benefits related to losses recorded by certain foreign operations. The effective tax rate for the nine months ended June 30, 2018 was lower than the statutory federal rate primarily due to (i) the provisional amounts related to the enactment of the Tax Act (discussed below), (ii) favorable tax items, such as the domestic production deduction, tax benefit of share-based compensation and cash tax planning that resulted in reduced deferred tax liabilities (iii) true up of certain deferred taxes and foreign tax returns, partially offset by (iv) the inclusion of state taxes and (v) the exclusion of tax benefits related to losses recorded by certain foreign operations.

The effective tax rate for the three months ended June 30, 2017 was lower than the statutory federal rate primarily due to (i) low rates of tax applicable to the HH&B Sale, (ii) favorable tax items such as the domestic manufacturer’s deduction, (iii) lower tax rates applied to foreign earnings, primarily in Canada, (iv) an income tax benefit related to a reduction in a valuation allowance partially offset by (v) the inclusion of state taxes, (vi) a net income tax expense for the establishment of certain foreign deferred tax liabilities and the annual domestic return-to-provision true ups and (vii) the exclusion of tax benefits related to losses recorded by certain foreign operations. The effective tax rate from continuing operations for the nine months ended June 30, 2017 was lower than the statutory federal rate primarily due to (i) low rates of tax applicable to the HH&B Sale, (ii) a $23.8 million tax benefit related to the reduction of a state deferred tax liability as a result of an internal U.S. legal entity restructuring that has simplified future operating activities within the U.S., (iii) favorable tax items, such as the domestic manufacturer’s deduction, (iv) lower tax rates applied to foreign earnings, primarily in Canada, partially offset by (v) the exclusion of tax benefits related to losses recorded by certain foreign operations and (vi) the inclusion of state taxes.

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

The key impacts of the Tax Act on our financial statements for the three and nine months ended June 30, 2018, 2018 were the remeasurement of deferred tax balances to the new corporate tax rate and the accrual for the one-time transition tax liability. While we have not yet completed our assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of the key items specified above; thus, we reported provisional amounts for these items. In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we are providing additional disclosures related to these provisional amounts.

In order to calculate the effects of the new corporate tax rate on our deferred tax balances, ASC 740 “Income Taxes” (“ASC 740”) required the remeasurement of our deferred tax balances as of the enactment date of the Tax Act, based on the rates at which the balances were expected to reverse in the future. We are still analyzing the impact of the retroactive provisions of the law on our deferred tax balances and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount determined, and recorded, for the remeasurement of our deferred tax balances resulted in a net reduction in deferred liabilities of $1,174.0 million in the three months ended December 31, 2017. During the three months ended March 31, 2018 and June 30, 2018, we recorded a tax benefit of $31.5 million and a tax expense of $4.1 million, respectively, for additional remeasurement of deferred tax liabilities. We will continue to analyze the impacts of the law on our deferred taxes and will refine the estimate of the balances as of the December 22, 2017 remeasurement date.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Additionally, in the three months ended December 31, 2017, we determined the provisional amount for the one-time transition tax. The one-time transition tax is based on our total post-1986 foreign earnings and profits (“E&P”) that were previously deferred from U.S. income tax. The applicable tax rate is based on the amount of those post-1986 earnings that is held in cash and other specified assets (the “cash position”). While we have not yet finalized our calculation of the total post-1986 E&P and cash position for our foreign corporations or the impact of foreign tax credits, we have (i) prepared reasonable estimates of the total post-1986 E&P and cash position of our foreign corporations, (ii) determined the applicable tax rates using the estimated cash position amounts and (iii) calculated, and recorded, a provisional amount for our one-time transition tax liability of $95.4 million (this amount is $87.1 million net of the release of a previously recorded outside basis difference). This amount is subject to change upon the completion of our total post-1986 E&P calculation, cash position calculation and foreign tax credit determination. During the three months ended March 31, 2018 and June 30, 2018, we have not recorded any additional tax liability to adjust the provisional amount.

We were unable to determine a reasonable estimate of the tax liability, if any, under the Tax Act for our remaining outside basis difference or evaluate how the Tax Act will affect our existing accounting position to indefinitely reinvest unremitted foreign earnings. We will continue to apply our existing accounting under ASC 740 for this matter.

The aforementioned provisional amounts related to the deferred tax balances and one-time transition tax are based on information available at this time and may change due to a variety of factors, including, among others, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) potential additional guidance from the SEC or the FASB related to the Tax Act, (iii) any impact resulting from our fiscal 2018 financial closing and reporting processes and (iv) management’s further assessment of the Tax Act and related regulatory guidance. We have not completed our assessment of the impact of the Tax Act on our business and consolidated financial statements. While the effective date of most of the provisions of the Tax Act do not apply until our tax year beginning October 1, 2018, we will continue our assessment of the impact of the Tax Act on our business and consolidated financial statements throughout the one-year measurement period as provided by SAB 118.

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

The following table shows selected operating data for our segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales (aggregate):
Corrugated Packaging	$2,290.5	$2,161.2	$6,713.4	$6,169.8
Consumer Packaging	1,844.5	1,520.7	5,412.2	4,586.2
Land and Development	64.8	71.1	102.9	225.1
Total	$4,199.8	$3,753.0	$12,228.5	$10,981.1
Less net sales (intersegment):
Corrugated Packaging	$41.3	$39.2	$117.6	$112.3
Consumer Packaging	21.0	18.2	62.4	69.7
Total	$62.3	$57.4	$180.0	$182.0
Net sales (unaffiliated customers):
Corrugated Packaging	$2,249.2	$2,122.0	$6,595.8	$6,057.5
Consumer Packaging	1,823.5	1,502.5	5,349.8	4,516.5
Land and Development	64.8	71.1	102.9	225.1
Total	$4,137.5	$3,695.6	$12,048.5	$10,799.1
Segment income:
Corrugated Packaging	$313.5	$223.9	$830.4	$524.9
Consumer Packaging	130.3	94.8	322.0	301.2
Land and Development	9.9	0.2	25.3	19.4
Segment income	453.7	318.9	1,177.7	845.5
Multiemployer pension withdrawals	(4.2)	—	(184.2)	—
Pension lump sum settlement	—	—	—	(28.7)
Land and Development impairments	(1.7)	—	(29.3)	(42.7)
Restructuring and other costs	(17.1)	(59.4)	(65.1)	(158.7)
Non-allocated expenses	(8.8)	(9.4)	(33.2)	(36.7)
Interest expense, net	(76.7)	(56.1)	(219.8)	(163.1)
Gain on extinguishment of debt	0.9	2.0	—	1.9
Other income, net	9.7	0.7	13.3	3.1
Gain on sale of HH&B	—	190.6	—	190.6
Income before income taxes	$355.8	$387.3	$659.4	$611.2

Note 7.	Inventories

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of inventories were as follows (in millions):

	June 30, 2018	September 30, 2017
Finished goods and work in process	$889.7	$905.0
Raw materials	681.9	614.2
Spare parts and supplies	368.2	360.7
Inventories at FIFO cost	1,939.8	1,879.9
LIFO reserve	(120.5)	(82.6)
Net inventories	$1,819.3	$1,797.3

Note 8.	Assets Held For Sale

Due to our accelerated monetization strategy, our Land and Development portfolio has met the held for sale criteria and is reflected as assets held for sale. Assets held for sale at June 30, 2018 and September 30, 2017 of $98.1 million and $173.6 million, respectively, include $74.2 million and $150.4 million, respectively of Land and Development portfolio assets. The remainder is primarily related to closed facilities.

Note 9.	Property, Plant and Equipment

The components of property, plant and equipment were as follows (in millions):

	June 30, 2018	September 30, 2017
Property, plant and equipment at cost:
Land and buildings	$2,046.8	$2,034.3
Machinery and equipment	11,735.4	11,349.7
Forestlands and mineral rights	161.5	208.3
Transportation equipment	30.5	30.7
Leasehold improvements	85.0	59.5
	14,059.2	13,682.5
Less: accumulated depreciation, depletion and amortization	(5,127.0)	(4,564.2)
Property, plant and equipment, net	$8,932.2	$9,118.3

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three and nine months ended June 30, 2018 and 2017, we did not have any significant nonfinancial assets or nonfinancial liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than a $1.7 million pre-tax non-cash real estate impairment in the third quarter of fiscal 2018, a $27.6 million pre-tax non-cash impairment of certain mineral rights driven by the non-renewal of a lease and real estate where the projected sales proceeds were less than the carrying value recorded in the first quarter of fiscal 2018, a $17.6 million write-down of a customer relationship intangible related to an exited product line recorded in the first quarter of fiscal 2017 and a $42.7 million real estate impairment recorded in the second quarter of fiscal 2017. The impairment of mineral rights was associated with declining oil and gas prices, and the impairment of real estate was associated with the write-down of the carrying value on projects where the projected sales proceeds were less than the carrying value.

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

The following table presents a summary of the activity under the A/R Sales Agreement for the nine months ended June 30, 2018 and June 30, 2017 (in millions):

	Nine Months Ended
	June 30,
	2018	2017
Receivable from financial institution at beginning of fiscal year	$24.9	$13.8
Receivables sold to the financial institution and derecognized	1,194.2	1,141.2
Receivables collected by financial institution	(1,183.2)	(1,106.1)
Cash proceeds from financial institution	(24.0)	(41.5)
Receivable from financial institution at June 30	$11.9	$7.4

Cash proceeds related to receivables sold are included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the accounts receivable line item. The expense recorded in connection with the sale is currently approximately $10 million per fiscal year and is recorded in “other income, net”. Although the sales are made without recourse, we maintain continuing involvement with the sold receivables as we provide collections services related to the transferred assets. The associated servicing liability is not material given the high quality of the customers underlying the receivables and the anticipated short collection period.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 11.	Debt

See “Note 11. Debt” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for additional information on our debt and interest rates on that debt.

The following is the carrying value of the individual components of our debt (in millions):

	June 30, 2018	September 30, 2017
Public bonds due fiscal 2019 to 2022	$1,474.3	$1,484.5
Public bonds due fiscal 2023 to 2028	2,533.5	1,368.8
Public bonds due fiscal 2030 to 2033	967.0	975.5
Public bonds due fiscal 2037 to 2047	178.6	178.8
Term loan facilities	599.3	1,622.7
Revolving credit and swing facilities	464.0	436.4
Receivables-backed financing facility	—	110.0
Capital lease obligations	171.0	177.0
Supplier financing and commercial card programs	109.2	130.3
International and other debt	40.6	70.8
Total debt	6,537.5	6,554.8
Less: current portion of debt	594.4	608.7
Long-term debt due after one year	$5,943.1	$5,946.1

A portion of the debt classified as long-term, principally our term loan facilities and the Receivables Facility (as defined below), may be paid down earlier than scheduled at our discretion without penalty. Certain customary restrictive covenants govern the maximum availability under our credit facilities. We test and report our compliance with these covenants as required and were in compliance with all of our covenants at June 30, 2018.

The estimated fair value of our debt was approximately $6.6 billion as of June 30, 2018 and $6.8 billion at September 30, 2017. The fair value of our long-term debt is primarily either based on quoted prices for those or similar instruments, or approximate the carrying amount as the variable interest rates reprice frequently at observable current market rates, and are categorized as level 2 within the fair value hierarchy.

Receivables-Backed Financing Facility

On July 22, 2016, we entered into a $700.0 million eighth amended and restated receivables sale agreement with certain originators (the “Receivables Facility”) that matures on July 22, 2019. At June 30, 2018 and September 30, 2017, maximum available borrowings, excluding amounts outstanding under the Receivables Facility, were $598.6 million and $577.6 million, respectively. The carrying amount of accounts receivable collateralizing the maximum available borrowings at June 30, 2018 was approximately $877.5 million. We have continuing involvement with the underlying receivables as we provide credit and collections services pursuant to the Receivables Facility agreement.

Commercial Paper Program

On October 31, 2017, we established an unsecured commercial paper program, pursuant to which we may issue short-term, unsecured commercial paper notes in an aggregate principal amount at any time not to exceed $1.0 billion with up to 397-day maturities. The commercial paper program has no expiration date and can be terminated by either the agent or us with not less than 30 days’ notice. Our $2.0 billion unsecured revolving credit facility is intended to backstop the commercial paper program. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances of the notes under the program have been, and are expected to continue to be, used for general corporate purposes. Our borrowing rate under the commercial paper program facility is based on the applicable London Interbank Offered Rate (“LIBOR”), plus a market-determined interest rate margin. At June 30, 2018, there were no borrowings outstanding.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revolving Credit Facility

On October 31, 2017, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, providing for a 364-day senior unsecured revolving credit facility in an aggregate committed principal amount of $450.0 million. The proceeds of the credit facility may be used for working capital and for other general corporate purposes. The credit facility is unsecured and is guaranteed by WestRock RKT Company, WestRock MWV, LLC and Whiskey Holdco, Inc. (“Holdco”, a wholly owned subsidiary of the Company). At our option, loans issued under the credit facility will bear interest at either LIBOR or an alternate base rate, in each case plus an applicable interest rate margin. At June 30, 2018, there were no borrowings outstanding and the average borrowing rate under the facility would have been 3.22%.

Notes Issued

On March 6, 2018, we issued $600.0 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”) and $600.0 million aggregate principal amount of 4.0% senior notes due 2028 (the “2028 Notes” and together with the 2025 Notes, the “Notes”) in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a discount of approximately $1.7 million and $1.0 million, respectively. In connection with issuing the Notes, we recorded debt issuance costs of $4.9 million and $5.0 million, respectively, which are being amortized over the respective terms of the Notes. Giving effect to the amortization of the original issue discount and the debt issuance costs, the effective interest rates of the Notes were 3.93% and 4.12%, respectively, at June 30, 2018. WestRock MWV, LLC and WestRock RKT Company have guaranteed the Company’s obligations under the Notes. The Company may redeem the Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any.

The proceeds from the issuance of the Notes were used primarily to pay down the remaining $540.0 million of our then existing term loan facility, pre-pay $445.0 million of our commercial paper program, pay down $100.0 million of our Receivables Facility and pay down $104.7 million of our Sumitomo Credit Facility (as defined below).

Delayed Draw Credit Facilities

On March 7, 2018, we entered into a credit agreement to provide for $3.8 billion of senior unsecured term loans, consisting of a 364-day $300.0 million term loan, a 3-year $1.75 billion term loan and a 5-year $1.75 billion term loan (collectively, the “Delayed Draw Credit Facilities”).  Subject to customary conditions to borrowing, the respective Delayed Draw Credit Facilities may each be drawn in a single borrowing on a delayed draw basis on or prior to the earlier of (i) the End Date as defined in the KapStone Acquisition merger agreement (which is currently expected to be October 29, 2018) and (ii) April 29, 2019 (the first such date to occur, the “Delayed Draw Termination Date”). The proceeds of the Delayed Draw Credit Facilities will be used solely to pay the consideration for the transactions contemplated by the KapStone Acquisition merger agreement, to repay certain existing indebtedness of KapStone in connection with the KapStone Acquisition, to pay fees and expenses incurred in connection with the KapStone Acquisition and, to the extent of any proceeds remaining, to provide for our working capital and general corporate purposes. The Delayed Draw Credit Facilities are senior unsecured obligations of Holdco, as borrower, and each of the Company, WestRock RKT Company and WestRock MWV, LLC, respectively, as guarantors.  Prior to drawing on the Delayed Draw Credit Facilities, the Company may elect to designate any of such initial guarantors to be the borrower in lieu of Holdco.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

European Revolving Credit Facility

On May 15, 2017, we entered into a $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provided for a 364-day unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than $600.0 million. The facility was set to mature on May 14, 2018. The carrying value of this facility at September 30, 2017 was $211.6 million. In January 2018, we entered into foreign exchange swaps of approximately $348 million as an economic hedge for the U.S. dollar denominated borrowing by a non-U.S. dollar functional currency entity. Gains and losses from these foreign currency exchange swaps were immaterial to our statements of operations. On April 27, 2018, we repaid all amounts outstanding and the facility was closed.

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than €500.0 million and matures on April 27, 2021. This facility replaced the $600.0 million European revolving credit facility as discussed above. At June 30, 2018, we had borrowed $464.0 million under this new facility and entered into foreign currency exchange swaps of $464.0 million as an economic hedge for the U.S. dollar denominated borrowing by a non-U.S. dollar functional currency entity. Gains and losses from these foreign currency exchange swaps have been immaterial to our statements of operations.

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

We have been named as a potentially responsible party (“PRP”) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Many of these proceedings involve the cleanup of hazardous substances at commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, liability for CERCLA cleanups is typically shared with other PRPs, and costs are commonly allocated according to relative amounts of waste deposited and other factors. There are other remediation costs typically associated with the cleanup of hazardous substances at our current, closed or formerly-owned facilities, and recorded as liabilities in our balance sheet. Remediation costs are recorded in our financial statements when they become probable and reasonably estimable.

On January 26, 2009, Smurfit-Stone and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Smurfit-Stone’s Canadian subsidiaries also filed to reorganize in Canada. We believe that certain matters relating to previously identified third-party PRP sites and certain facilities formerly owned or operated by Smurfit-Stone have been or will be satisfied claims in the Smurfit-Stone bankruptcy proceedings. However, we may face additional liability for cleanup activity at sites that are not subject

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to the bankruptcy discharge that are not currently identified. Some of these liabilities may be satisfied from existing bankruptcy reserves.

See “Note 19. Commitments and Contingencies” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K for additional information related to environmental matters, CERCLA and other remediation costs and climate change.

As of June 30, 2018, we had $11.8 million reserved for environmental liabilities on an undiscounted basis, of which $7.5 million is included in other long-term liabilities and $4.3 million is included in other current liabilities, including amounts accrued in connection with environmental obligations relating to manufacturing facilities that we have closed.

Litigation

A lawsuit filed in the U.S. District Court of the Northern District of Illinois in 2010 alleges that certain named defendants violated the Sherman Act by conspiring to limit the supply and fix the prices of containerboard and products containing containerboard from February 15, 2004 through November 8, 2010 (the “Antitrust Litigation”). WestRock CP, LLC, as the successor to Smurfit-Stone, is a named defendant with respect to the period after Smurfit-Stone’s discharge from bankruptcy on June 30, 2010 through November 8, 2010. The complaint seeks treble damages and costs, including attorney’s fees. In March 2015, the court granted the plaintiffs’ motion for class certification. On January 9, 2017, the defendants filed individual and joint Motions for Summary Judgment in the District Court. On August 3, 2017, the District Court granted our Motion for Summary Judgment with respect to all claims against us. The plaintiffs have since filed a notice of appeal. We do not expect the resolution of the Antitrust Litigation to have a material adverse effect on our results of operations, financial condition or cash flows.

We have been named a defendant in asbestos-related personal injury litigation. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2018, there were approximately 725 lawsuits. We believe that we have substantial insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. We have valid defenses to these asbestos-related personal injury claims and intend to continue to defend them vigorously. Should the volume of litigation grow substantially, it is possible that we could incur significant costs resolving these cases. We do not expect the resolution of pending asbestos litigation and proceedings to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a defendant in a number of other lawsuits and claims arising out of the conduct of our business. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these other matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Guarantees

We make certain guarantees in the course of conducting our operations, for compliance with certain laws and regulations, or in connection with certain business dispositions. These guarantees include items such as funding of net losses in proportion to our ownership share of certain joint ventures, debt guarantees related to certain unconsolidated entities acquired in acquisitions, indemnifications of lessors in certain facilities and equipment operating leases for items such as additional taxes being assessed due to a change in tax law, and certain other agreements. We estimate the exposure for these matters could be approximately $50 million. As of June 30, 2018, we had recorded $11.6 million for these guarantees. We are unable to estimate our maximum exposure under operating leases because it is dependent on potential changes in tax laws; however, we believe our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Note 13.	Equity and Other Comprehensive Income (Loss)

Equity

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of our common stock, par value $0.01 per share (“Common Stock”), representing approximately 15% of our outstanding Common Stock as of July 1, 2015. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the nine months ended June 30, 2018, we repurchased 1.7 million shares of Common Stock for an aggregate cost of $100.8 million. In the nine months ended June 30, 2017, we repurchased approximately 1.8 million shares of Common Stock for an aggregate cost of $93.0 million. As of June 30, 2018, we had approximately 23.0 million shares of Common Stock available for repurchase under the program.

Accumulated Other Comprehensive Loss

The tables below summarize the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended June 30, 2018 and June 30, 2017 (in millions):

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Available for Sale Security	Total (1)
Balance at September 30, 2017	$(0.7)	$(462.5)	$5.2	$0.7	$(457.3)
Other comprehensive (loss) income before reclassifications	—	(3.1)	(225.3)	0.8	(227.6)
Amounts reclassified from accumulated other comprehensive loss (income)	0.5	11.6	—	(1.5)	10.6
Net current period other comprehensive income (loss)	0.5	8.5	(225.3)	(0.7)	(217.0)
Balance at June 30, 2018	$(0.2)	$(454.0)	$(220.1)	$—	$(674.3)

(1) All amounts are net of tax and noncontrolling interests.

	Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Items	Total (1)
Balance at September 30, 2016	$(0.2)	$(523.8)	$(102.4)	$(626.4)
Other comprehensive (loss) income before reclassifications	(0.4)	19.7	4.7	24.0
Amounts reclassified from accumulated other comprehensive (income) loss	(0.1)	29.4	—	29.3
Sale of HH&B	—	2.9	26.8	29.7
Net current period other comprehensive (loss) income	(0.5)	52.0	31.5	83.0
Balance at June 30, 2017	$(0.7)	$(471.8)	$(70.9)	$(543.4)

(1) All amounts are net of tax and noncontrolling interests.

The net of tax amounts were determined using the jurisdictional statutory rates, and reflect effective tax rates averaging 28% to 29% for the nine months ended June 30, 2018 and 37% to 38% for the nine months ended June 30, 2017. Although we are impacted by a number of currencies, foreign currency translation losses recorded in accumulated other comprehensive loss for the nine months ended June 30, 2018 were primarily due to losses

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in the Brazilian Real, Canadian dollar, Mexican Peso, Euro, British Pound and Australian dollar, each against the United States (“U.S.”) dollar. Foreign currency translation gains recorded in accumulated other comprehensive loss for the nine months ended June 30, 2017 were primarily due to the HH&B Sale as well as gains in the Canadian dollar and Mexican peso, partially offset by changes in the Yen and Brazilian Real exchange rates, each against the U.S. dollar. For the nine months ended June 30, 2017, we recorded defined benefit net actuarial gains of $19.7 million, net of $15.1 million of deferred income tax expense, in other comprehensive (loss) income, primarily due to the remeasurement of the Plan at February 28, 2017. For the nine months ended June 30, 2017, amounts reclassified from accumulated other comprehensive loss totaled $59.0 million, net of deferred income tax of $17.8 million, primarily related to the HH&B Sale and pension settlement accounting in the Plan in February 2017.

The following table summarizes the reclassifications out of accumulated other comprehensive loss by component (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(6.8)	$1.9	$(4.9)	$(4.8)	$1.5	$(3.3)
Prior service (costs) credits (2)	(0.3)	0.1	(0.2)	0.2	(0.1)	0.1
Sale of HH&B (3)	—	—	—	(4.2)	1.3	(2.9)
Subtotal defined benefit plans	(7.1)	2.0	(5.1)	(8.8)	2.7	(6.1)

Foreign currency translation adjustments
Sale of HH&B (3)	—	—	—	(26.8)	—	(26.8)

Derivative Instruments: (1)
Foreign currency cash flow hedges (4)	—	—	—	0.3	(0.2)	0.1
Total reclassifications for the period	$(7.1)	$2.0	$(5.1)	$(35.3)	$2.5	$(32.8)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3)  Included in gain on sale of HH&B.

(4)  Included in net sales.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended			Nine Months Ended
	June 30, 2018			June 30, 2017
	Pretax	Tax	Net of Tax	Pretax	Tax	Net of Tax
Amortization of defined benefit pension and postretirement items: (1)
Actuarial losses (2)	$(15.7)	$4.3	$(11.4)	$(46.7)	$16.9	$(29.8)
Prior service (costs) credits (2)	(0.3)	0.1	(0.2)	0.7	(0.3)	0.4
Sale of HH&B (3)	—	—	—	(4.2)	1.3	(2.9)
Subtotal defined benefit plans	(16.0)	4.4	(11.6)	(50.2)	17.9	(32.3)

Foreign currency translation adjustments
Sale of HH&B (3)	—	—	—	(26.8)	—	(26.8)

Available for sale security (4)	1.5	—	1.5	—	—	—

Derivative Instruments: (1)
Foreign currency cash flow hedges (5)	(0.7)	0.2	(0.5)	0.2	(0.1)	0.1
Total reclassifications for the period	$(15.2)	$4.6	$(10.6)	$(76.8)	$17.8	$(59.0)

(1)  Amounts in parentheses indicate charges to earnings. Amounts pertaining to noncontrolling interests are excluded.

(2)  Included in the computation of net periodic pension cost. See “Note 4. Retirement Plans” for additional details.

(3)  Included in gain on sale of HH&B.

(4)  Included in other income, net.

(5)  Included in net sales.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$268.2	$328.1	$1,626.5	$512.1
Less: Distributed and undistributed income available to participating securities	—	(0.1)	(0.2)	(0.1)
Distributed and undistributed income available to common stockholders	$268.2	$328.0	$1,626.3	$512.0

Denominator:
Basic weighted average shares outstanding	256.1	252.1	255.7	251.5
Effect of dilutive stock options and non- participating securities	4.5	3.2	4.3	3.5
Diluted weighted average shares outstanding	260.6	255.3	260.0	255.0

Basic earnings per share attributable to common stockholders	$1.05	$1.30	$6.36	$2.04
Diluted earnings per share attributable to common stockholders	$1.03	$1.29	$6.25	$2.01

Weighted average shares include zero and approximately 0.2 million reserved, but unissued, shares at June 30, 2018 and June 30, 2017, respectively. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Smurfit-Stone Plan of Reorganization and Confirmation Order.

Approximately 0.1 million and 0.6 million of awards in the three months ended June 30, 2018 and June 30, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive. Approximately 0.1 million and 0.6 million of awards in the nine months ended June 30, 2018 and June 30, 2017, respectively, were not included in computing diluted earnings per share because the effect would have been antidilutive.

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

Acquisitions

On January 5, 2018, we completed the acquisition of substantially all of the assets of Plymouth, including its “Box on Demand” systems that enhance our platform and drive differentiation and innovation. Plymouth’s “Box on Demand” systems are manufactured by Panotec, an Italian manufacturer of packaging machines, are located on customers’ sites under multi-year exclusive agreements and use fanfold corrugated to produce custom, on-demand corrugated packaging that is accurately sized for any product type according to the customer’s specifications. Fanfold corrugated is continuous corrugated board, folded periodically to form an accordion-like stack of corrugated material. As part of the transaction, WestRock acquired Plymouth’s equity interest in Panotec and Plymouth’s exclusive right from Panotec to distribute Panotec’s equipment in the U.S. and Canada. WestRock intends to fully integrate an additional estimated 40,000 tons of containerboard used by Plymouth annually. We have included the financial results of Plymouth in our Corrugated Packaging segment since the date of the acquisition.

On June 6, 2017, we completed the MPS Acquisition in a stock purchase. MPS is a global provider of print-based specialty packaging solutions and its differentiated product offering includes premium folding cartons, inserts, labels and rigid packaging. We believe this acquisition will increase our annual paperboard consumption by approximately 225,000 tons, of which we expect approximately 100,000 tons to be supplied by us by the first half of fiscal 2019. We have included the financial results of MPS in our Consumer Packaging segment since the date of the acquisition.

On August 1, 2017, we completed the acquisition of Hanna Group Pty Ltd (“Hanna Group”) in a stock purchase (the “Hannapak Acquisition”). Hanna Group is one of Australia’s leading providers of folding cartons to a variety of markets, including beverage, food, confectionery and healthcare. We have included the financial results of the acquired operations in our Consumer Packaging segment since the date of the acquisition.

On June 9, 2017, we completed the acquisition of U.S. Corrugated Holdings, Inc. (“U.S. Corrugated”) in a stock purchase (the “U.S. Corrugated Acquisition”). The acquired business provides a comprehensive suite of products and services to customers in a variety of end markets, including food and beverage, pharmaceuticals and consumer electronics. The transaction provided the opportunity to increase the vertical integration of our Corrugated Packaging segment by approximately 105,000 tons of containerboard annually through the acquired facilities and another 50,000 tons under a long-term supply contract with another company owned by the seller. We have completed the integration of these tons. We have included the financial results of U.S. in our Corrugated Packaging segment since the date of the acquisition.

On July 17, 2017, we completed the acquisition of certain assets and liabilities of Island Container Corp. and Combined Container Industries LLC (the “Island Container Acquisition”). Assets acquired include a corrugator and corrugated converting operations. As part of the transaction, we expected the acquisition to enable us to integrate more than 80,000 tons of containerboard annually into our Corrugated Packaging segment. We have substantially completed the integration of these tons. We have included the financial results of the acquired operations in our Corrugated Packaging segment since the date of the acquisition.

On March 13, 2017, we completed the Star Pizza Acquisition. The transaction provided us with a leadership position in the fast growing small-run pizza box market and increased our vertical integration. We have included the financial results of the acquired operations in our Corrugated Packaging segment since the date of the acquisition.

See “Note 6. Merger, Acquisitions and Investment” of the Notes to Consolidated Financial Statements section of the Fiscal 2017 Form 10-K and “Note 2. Acquisitions and Investment” of the Notes to Condensed Consolidated Financial Statements for more information.

Business

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net sales	$4,137.5	$3,695.6	$12,048.5	$10,799.1
Segment income	$453.7	$318.9	$1,177.7	$845.5

Net sales of $4,137.5 million for the third quarter of fiscal 2018 increased $441.9 million, or 12.0%, compared to the third quarter of fiscal 2017. The increase was primarily a result of an increase in Corrugated Packaging segment sales, driven by higher selling price/mix, and increased Consumer Packaging segment sales, primarily due to the contribution from acquisitions (primarily the MPS Acquisition). Segment income increased $134.8 million in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, primarily due to increased Corrugated Packaging and Consumer Packaging segment income. Consumer Packaging’s segment income in the third quarter of fiscal 2017 included a $13.2 million acquisition inventory step-up charge related to the MPS Acquisition. With respect to segment income, we experienced higher levels of cost inflation during the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 that were partially offset by recovered fiber deflation. The primary inflationary items were freight costs, chemical costs, virgin fiber costs and wage and other costs. The net impact of cost inflation was offset by productivity improvements. While it is difficult to predict specific inflationary items, we expect higher cost inflation to continue.

Our Corrugated Packaging segment increased its net sales by $129.3 million in the third quarter of fiscal 2018 to $2,290.5 million from $2,161.2 million in the third quarter of fiscal 2017. The increase in net sales was primarily due to higher selling price/mix and higher corrugated volumes (including acquisitions), which were partially offset by lower net sales from recycling operations due to lower recovered fiber costs, lower sales related to the deconsolidation of a foreign joint venture in the fourth quarter of fiscal 2017 and the impact of foreign currency. North American box shipments increased 4.1% on a per day basis in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2018 increased $89.6 million to $313.5 million compared to $223.9 million in the third quarter of fiscal 2017. The increase was primarily due to higher selling price/mix, lower recovered fiber costs and productivity improvements that were partially offset by higher levels of cost inflation and other items, including an estimated $10.7 million of start-up issues following a major maintenance outage.

Our Consumer Packaging segment increased its net sales by $323.8 million in the third quarter of fiscal 2018 to $1,844.5 million from $1,520.7 million in the third quarter of fiscal 2017, primarily due to an increase in net sales from acquisitions (primarily the MPS Acquisition), higher selling price/mix and higher volume. Segment income attributable to the Consumer Packaging segment in the third quarter of fiscal 2018 increased $35.5 million to $130.3 million compared to $94.8 million in the third quarter of fiscal 2017, primarily as a result of productivity improvements, lower depreciation and amortization, higher volume, higher selling price/mix and income from acquisitions, which were partially offset by cost inflation. Consumer Packaging’s segment income in the third quarter of fiscal 2017 included a $13.2 million acquisition inventory step-up charge related to the MPS Acquisition.

Our Land and Development segment net sales were $64.8 million in the third quarter of fiscal 2018 compared to $71.1 million in the third quarter of fiscal 2017, primarily due to the timing of sales associated with our accelerated monetization strategy. We expect to substantially complete the monetization of our portfolio by the end of calendar 2018. Segment income attributable to the Land and Development segment was $9.9 million in the third quarter of fiscal 2018 compared to $0.2 million in the third quarter of fiscal 2017.

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

Diluted earnings per share were $1.03 in the third quarter of fiscal 2018 compared to $1.29 in the third quarter of fiscal 2017. Adjusted Earnings Per Diluted Share were $1.09 and $0.74 in the third quarter of fiscal 2018 and 2017, respectively.

Set forth below is a reconciliation of the non-GAAP financial measure Adjusted Earnings Per Diluted Share to Earnings per diluted share, the most directly comparable GAAP measure (in dollars per share) for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings per diluted share	$1.03	$1.29	$6.25	$2.01
Impact of Tax Cuts and Jobs Act	0.02	—	(4.29)	—
Gain on sale of HH&B	—	(0.75)	—	(0.75)
Multiemployer pension withdrawals	0.01	—	0.52	—
HH&B – impact of held for sale accounting	—	—	—	(0.03)
Restructuring and other items	0.05	0.16	0.19	0.42
Pension lump sum settlement	—	—	—	0.07
Land and Development operating results including impairments	(0.02)	—	0.01	0.04
Federal, state and foreign tax items	—	—	—	(0.09)
Inventory stepped-up in purchase accounting, net of LIFO	—	0.04	—	0.05
Losses at closed plants and transition costs	—	0.01	0.05	0.02
Accelerated depreciation on major capital projects	0.02	—	0.05	—
Consumer Packaging segment acquisition reserve adjustment	—	—	(0.03)	—
Gain on extinguishment of debt	—	(0.01)	—	(0.01)
Acquisition bridge and other financing fees	—	—	0.03	—
Gain on sale of waste services	(0.03)	—	(0.03)	—
Other	0.01	—	0.04	0.02
Adjusted Earnings Per Diluted Share	$1.09	$0.74	$2.79	$1.75

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

	Three Months Ended June 30, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$355.8	$(84.5)	$271.3
Impact of Tax Cuts and Jobs Act	—	4.1	4.1
Multiemployer pension withdrawal	4.2	(1.1)	3.1
Restructuring and other items	17.1	(4.4)	12.7
Land and Development operating results including impairment	(5.8)	1.6	(4.2)
Losses at closed plants and transition costs	0.8	(0.2)	0.6
Accelerated depreciation on major capital projects	6.8	(1.9)	4.9
Gain on extinguishment of debt	(0.9)	0.2	(0.7)
Gain on sale of waste services	(12.3)	3.7	(8.6)
Other	5.2	(0.8)	4.4
Adjusted Results	$370.9	$(83.3)	$287.6
Noncontrolling interest			(3.1)
Adjusted Net Income			$284.5

	Nine Months Ended June 30, 2018
	Pre-Tax	Tax	Net of Tax

GAAP Results	$659.4	$969.9	$1,629.3
Impact of Tax Cuts and Jobs Act	—	(1,114.3)	(1,114.3)
Multiemployer pension withdrawals	183.3	(47.7)	135.6
Restructuring and other items	65.1	(16.6)	48.5
Inventory stepped-up in purchase accounting, net of LIFO	1.0	(0.3)	0.7
Land and Development operating results including impairments	3.5	(0.6)	2.9
Losses at closed plants and transition costs	18.1	(4.7)	13.4
Accelerated depreciation on major capital projects	19.2	(5.3)	13.9
Consumer Packaging segment acquisition reserve adjustment	(10.0)	2.6	(7.4)
Acquisition bridge and other financing fees	10.1	(2.6)	7.5
Gain on sale of waste services	(12.3)	3.7	(8.6)
Other	9.3	(1.7)	7.6
Adjusted Results	$946.7	$(217.6)	$729.1
Noncontrolling interest			(2.8)
Adjusted Net Income			$726.3

	Three Months Ended June 30, 2017
	Pre-Tax	Tax	Net of Tax

GAAP Results	$387.3	$(60.7)	$326.6
Gain on sale of HH&B	(190.6)	—	(190.6)
Restructuring and other items	59.4	(19.3)	40.1
Inventory stepped-up in purchase accounting, net of LIFO	13.9	(3.7)	10.2
Land and Development operating results including impairment	1.3	(0.5)	0.8
Losses at closed plants and transition costs	1.9	(0.5)	1.4
Gain on extinguishment of debt	(2.0)	0.7	(1.3)
Other	1.9	(0.7)	1.2
Adjusted Results	$273.1	$(84.7)	$188.4
Noncontrolling interest			1.5
Adjusted Net Income			$189.9

	Nine Months Ended June 30, 2017
	Pre-Tax	Tax	Net of Tax

GAAP Results	$611.2	$(107.9)	$503.3
Gain on sale of HH&B	(190.6)	—	(190.6)
HH&B – impact of held for sale accounting	(10.1)	2.3	(7.8)
Restructuring and other items	158.7	(50.8)	107.9
Pension lump sum settlement	28.7	(11.0)	17.7
Inventory stepped-up in purchase accounting, net of LIFO	14.4	(3.9)	10.5
Land and Development operating results including impairments	18.4	(7.3)	11.1
Losses at closed plants and transition costs	8.9	(2.8)	6.1
Gain on sale or deconsolidation of subsidiaries	1.7	(0.6)	1.1
Federal, state and foreign tax items	—	(23.8)	(23.8)
Gain on extinguishment of debt	(2.0)	0.7	(1.3)
Other	6.7	(2.2)	4.5
Adjusted Results	$646.0	$(207.3)	$438.7
Noncontrolling interest			8.8
Adjusted Net Income			$447.5

We discuss certain of these charges in more detail in “Note 3. Restructuring and Other Costs”, “Note 4. Retirement Plans” and “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations (Consolidated)

The following table summarizes our consolidated results for the three and nine months ended June 30, 2018 and June 30, 2017 (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$4,137.5	$3,695.6	$12,048.5	$10,799.1
Cost of goods sold	3,264.3	3,000.1	9,596.3	8,836.9
Selling, general and administrative expenses, excluding intangible amortization	368.2	348.1	1,115.6	1,033.5
Selling, general and administrative intangible amortization	75.6	54.6	223.3	156.8
Multiemployer pension withdrawals	4.2	—	184.2	—
Pension lump sum settlement	—	—	—	28.7
Land and Development impairments	1.7	—	29.3	42.7
Restructuring and other costs	17.1	59.4	65.1	158.7
Operating profit	406.4	233.4	834.7	541.8
Interest expense, net	(76.7)	(56.1)	(219.8)	(163.1)
Gain on extinguishment of debt	0.9	2.0	—	1.9
Other income, net	9.7	0.7	13.3	3.1
Equity in income of unconsolidated entities	15.5	16.7	31.2	36.9
Gain on sale of HH&B	—	190.6	—	190.6
Income before income taxes	355.8	387.3	659.4	611.2
Income tax (expense) benefit	(84.5)	(60.7)	969.9	(107.9)
Consolidated net income	271.3	326.6	1,629.3	503.3
Less: Net income (loss) attributable to noncontrolling interests	(3.1)	1.5	(2.8)	8.8
Net income attributable to common stockholders	$268.2	$328.1	$1,626.5	$512.1

Net Sales (Unaffiliated Customers)

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2017	$3,447.2	$3,656.3	$3,695.6	$10,799.1	$4,060.6	$14,859.7
Fiscal 2018	$3,894.0	$4,017.0	$4,137.5	$12,048.5
% Change	13.0%	9.9%	12.0%	11.6%

Net sales in the third quarter of fiscal 2018 increased $441.9 million compared to the third quarter of fiscal 2017. The increase was primarily a result of an increase in Corrugated Packaging segment sales, driven by higher selling price/mix, and increased Consumer Packaging segment sales, primarily due to the contribution from acquisitions (primarily the MPS Acquisition).

Net sales in the nine months ended June 30, 2018 increased $1,249.4 million compared to nine months ended June 30, 2017, primarily attributable to increased Corrugated Packaging segment sales, driven by higher selling price/mix and increased Consumer Packaging segment sales, primarily due to the contribution from acquisitions (primarily the MPS Acquisition). Those increases in segment sales were partially offset by the absence of net sales from HH&B in the nine months ended June 30, 2018 due to the sale of HH&B in April 2017. In addition, Land and Development segment sales were lower compared to the prior year period due to the timing of real estate sales. We discuss our segment sales in greater detail below in “Results of Operations (Segment Data)”.

Cost of Goods Sold

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2017	$2,855.9	$2,980.9	$3,000.1	$8,836.9	$3,282.6	$12,119.5
(% of Net Sales)	82.8%	81.5%	81.2%	81.8%	80.8%	81.6%

Fiscal 2018	$3,111.6	$3,220.4	$3,264.3	$9,596.3
(% of Net Sales)	79.9%	80.2%	78.9%	79.6%

The increase in cost of goods sold in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to increased net sales associated with the impact of acquisitions (primarily the MPS Acquisition) and higher levels of cost inflation. The primary inflationary items were freight costs, chemical costs, virgin fiber costs and wage and other costs. These factors were partially offset by lower recovered fiber costs and productivity improvements.

Similarly, the increase in cost of goods sold in the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 was primarily due to increased net sales associated with the impact of acquisitions (primarily the MPS Acquisition) and higher levels of cost inflation. The primary inflationary items were freight costs, chemical costs, virgin fiber costs and wage and other costs. These factors were partially offset by the impact of the HH&B Sale, productivity improvements and lower recovered fiber costs. We discuss these items in greater detail below in “Results of Operations (Segment Data)”.

Selling, General and Administrative Excluding Intangible Amortization

(In millions, except percentages)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2017	$336.3	$349.1	$348.1	$1,033.5	$366.1	$1,399.6
(% of Net Sales)	9.8%	9.5%	9.4%	9.6%	9.0%	9.4%

Fiscal 2018	$366.2	$381.2	$368.2	$1,115.6
(% of Net Sales)	9.4%	9.5%	8.9%	9.3%

Selling, general, and administrative expenses (“SG&A”) excluding intangible amortization increased $20.1 million in the third quarter of fiscal 2018 compared to the prior year quarter. Similarly, SG&A excluding intangible amortization increased $82.1 million in the nine months ended June 30, 2018 compared to the prior year period. These increases were primarily due to acquisitions completed in fiscal 2017 and 2018, that were partially offset by the impact of the HH&B Sale. SG&A as a percentage of sales declined in the three and nine months ended June 30, 2018.

Selling, General and Administrative Intangible Amortization

SG&A intangible amortization was $75.6 million and $54.6 million in the third quarter of fiscal 2018 and 2017, respectively. SG&A intangible amortization was $223.3 million and $156.8 million in the nine months ended June 30, 2018 and 2017, respectively. These increases were primarily due to acquisitions completed in fiscal 2017 and 2018, notably, the MPS Acquisition.

Land and Development Impairments

In the third quarter of fiscal 2018, we recorded a $1.7 million pre-tax non-cash impairment of real estate for projects where the projected sales proceeds were less than the carrying value. In the first quarter of fiscal 2018, we recorded a $27.6 million pre-tax non-cash impairment of certain mineral rights and real estate. The $23.6 million impairment of mineral rights was driven by the non-renewal of a lease, and the other $4.0 million was recorded to write-down the carrying value on real estate projects where the projected sales proceeds were less than the carrying value. Similarly, in the second quarter of fiscal 2017, we recorded a pre-tax non-cash real estate impairment of $42.7 million, or $36.3 million net of $6.4 million of noncontrolling interest. These charges are not reflected in segment income.

Multiemployer Pension Withdrawals

In the third quarter of fiscal 2018, we submitted formal notification to withdraw from the Central States, Southeast and Southwest Areas Pension Fund and recorded an estimated withdrawal liability of $4.2 million. During the three months ended December 31, 2017, we submitted formal notification to withdraw from PIUMPF and recorded an estimated withdrawal liability of $180.0 million, which includes an estimate of our portion of PIUMPF’s accumulated funding deficiency. Since these withdrawal liabilities assume payment over 20 years, the liabilities were discounted at a credit adjusted risk-free rate and therefore we will accrete the liability over time with a charge to interest expense. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Restructuring and Other Costs

We recorded aggregate pre-tax restructuring and other costs of $17.1 million and $59.4 million in the third quarter of fiscal 2018 and 2017, respectively, and $65.1 million and $158.7 million in the nine months ended June 30, 2018 and 2017, respectively. These amounts are not comparable since the timing and scope of the individual actions associated with a restructuring, acquisition, integration or divestiture can vary. We generally expect the integration of a closed facility’s assets and production with other facilities to enable the receiving facilities to better leverage their fixed costs while eliminating fixed costs from the closed facility. See “Note 3. Restructuring and Other Costs” of the Notes to Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense, net for the third quarter of fiscal 2018 was $76.7 million, compared to $56.1 million for the prior year quarter. Interest expense, net for the nine months ended June 30, 2018 was $219.8 million, compared to $163.1 million for the prior year period. Interest expense, net in the three and nine months ended June 30, 2018 increased primarily due to debt incurred as a result of acquisitions in fiscal 2017 and 2018, as well as an increase in market interest rates. Interest expense, net in the nine months ended June 30, 2018 also included bridge and other financing fees of $10.1 million associated with the planned KapStone Acquisition.

Other Income, net

Other income, net for the third quarter of fiscal 2018 was $9.7 million, compared to $0.7 million for the third quarter of fiscal 2017. Other income, net for the nine months ended June 30, 2018 was $13.3 million compared to $3.1 million for the prior year period. Other income, net in the three and nine months ended June 30, 2018 included a $12.3 million gain on the sale of our solid waste management brokerage services business.

Gain on Sale of HH&B

On April 6, 2017, we announced that we had completed the HH&B Sale. We recorded a pre-tax gain on sale of $190.6 million during the third quarter of fiscal 2017. We used the proceeds from the sale of HH&B in connection with the MPS Acquisition.

Provision for Income Taxes

We recorded income tax expense of $84.5 million for the three months ended June 30, 2018, compared to income tax expense of $60.7 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was an expense of 23.7%, while the effective tax rate for the three months ended June 30, 2017 was an expense of 15.7%.

We recorded an income tax benefit of $969.9 million for the nine months ended June 30, 2018, compared to an income tax expense of $107.9 million for the nine months ended June 30, 2017. The effective tax rate for the nine months ended June 30, 2018 was a benefit of 147.1%, while the effective tax rate for the nine months ended June 30, 2017 was an expense of 17.7%.

See “Note 5. Income Taxes” of the Notes to Condensed Consolidated Financial Statements for the primary factors impacting our effective tax rates, including the impact of the Tax Act in fiscal 2018.

Results of Operations (Segment Data)

North American Corrugated Packaging Shipments

Corrugated Packaging shipments are expressed as a tons equivalent, which includes external and intersegment tons shipped from our Corrugated Packaging mills plus Corrugated Packaging container shipments converted from billion square feet (“BSF”) to tons. We have presented the Corrugated Packaging shipments in two groups: North American and Brazil / India because we believe investors, potential investors, securities analysts and others find this breakout useful when evaluating our operating performance. The table below reflects shipments in thousands of tons, BSF and millions of square feet (“MMSF”).

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2017
North American Corrugated Packaging Shipments - thousands of tons	2,031.9	2,116.1	2,112.7	6,260.7	2,079.7	8,340.4
North American Corrugated Containers Shipments - BSF	18.8	18.7	19.4	56.9	19.6	76.5
North American Corrugated Containers Per Shipping Day - MMSF	312.9	291.9	308.0	304.0	316.6	307.2

Fiscal 2018
North American Corrugated Packaging Shipments - thousands of tons	2,045.6	2,112.1	2,096.4	6,254.1
North American Corrugated Containers Shipment - BSF	19.8	19.7	20.5	60.0
North American Corrugated Containers Per Shipping Day - MMSF	325.4	311.7	320.5	319.1

Brazil / India Corrugated Packaging Shipments

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2017
Brazil / India Corrugated Packaging Shipments - thousands of tons	151.0	171.0	178.8	500.8	178.0	678.8
Brazil / India Corrugated Containers Shipments - BSF	1.5	1.6	1.6	4.7	1.6	6.3
Brazil / India Corrugated Containers Per Shipping Day - MMSF	20.4	20.2	21.3	20.6	20.8	20.7

Fiscal 2018
Brazil / India Corrugated Packaging Shipments - thousands of tons	170.5	174.6	178.6	523.7
Brazil / India Corrugated Containers Shipments - BSF	1.6	1.5	1.6	4.7
Brazil / India Corrugated Containers Per Shipping Day - MMSF	21.7	20.6	20.2	20.8

Corrugated Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2017
First Quarter	$1,943.6	$141.5	7.3%
Second Quarter	2,065.0	159.5	7.7
Third Quarter	2,161.2	223.9	10.4
Nine Months Ended June 30, 2017	6,169.8	524.9	8.5
Fourth Quarter	2,238.5	229.0	10.2
Total	$8,408.3	$753.9	9.0%

Fiscal 2018
First Quarter	$2,178.6	$264.1	12.1%
Second Quarter	2,244.3	252.8	11.3
Third Quarter	2,290.5	313.5	13.7
Nine Months Ended June 30, 2018	$6,713.4	$830.4	12.4%

(1) Net sales before intersegment eliminations.

Net Sales (Corrugated Packaging Segment)

Net sales of the Corrugated Packaging segment increased $129.3 million in the third quarter of fiscal 2018 compared to the prior year quarter, primarily due to $176.3 million of higher corrugated selling price/mix and $13.2 million of higher corrugated volumes (including acquisitions), which were partially offset by $33.6 million of lower net sales from our recycling operations, $9.9 million related to the impact of foreign currency and $16.7 million of other items, primarily the deconsolidation of a foreign joint venture in the fourth quarter of fiscal 2017.

Net sales of the Corrugated Packaging segment increased $543.6 million in the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, primarily due to $535.1 million of higher corrugated selling price/mix, $78.9 million of higher corrugated volumes (including acquisitions), which were partially offset by

$44.7 million of lower net sales from our recycling operations and $22.8 million of other items, primarily due to the deconsolidation of a foreign joint venture.

Segment Income (Corrugated Packaging Segment)

Segment income attributable to the Corrugated Packaging segment in the third quarter of fiscal 2018 increased $89.6 million compared to the prior year quarter, primarily due to an estimated $133.9 million of higher corrugated selling price/mix and an estimated $11.2 million of productivity improvements. These increases were partially offset by $21.4 million of increased depreciation and amortization, $24.1 million other items, including an estimated $10.7 million impact of start-up issues following a major maintenance outage, $6.8 million related to lower volumes, as well as $6.0 million of lower contributions from our recycling operations driven by lower recovered fiber costs. While the net impact of cost inflation was an unfavorable $3.2 million compared to the prior year quarter, recovered fiber costs were an estimated $67.6 million lower than the prior year quarter and were more than offset by higher freight costs, chemical costs, virgin fiber costs and wage and other costs. The increased depreciation and amortization was primarily a function of acquisitions, capital investments, $5.3 million of increased SG&A intangible amortization due to acquisitions and included $6.8 million of accelerated depreciation associated with assets being replaced due to projects to install a 330” state-of-the-art kraft linerboard machine at our Florence, South Carolina mill and to build a new corrugated box plant in the Brazilian state of Sao Paulo.

Segment income attributable to the Corrugated Packaging segment in the nine months ended June 30, 2018 increased $305.5 million compared to the prior year period, primarily due to an estimated $416.7 million of higher corrugated selling price/mix and an estimated $76.9 million of productivity improvements. These increases were partially offset by an estimated $73.0 million for the net impact of cost inflation, $65.4 million of increased depreciation and amortization and an estimated $48.4 million of other items, including $12.7 million of unfavorable weather in the second quarter of fiscal 2018, $13.3 million of lower contributions from our recycling operations driven by lower recovered fiber costs and an estimated $19.0 million impact of start-up issues following major maintenance outages. The net impact of cost inflation included an estimated $95.0 million of lower recovered fiber costs than the prior year period that were more than offset by higher freight costs, chemical costs, virgin fiber costs and wage and other costs. The increased depreciation and amortization was primarily a function of acquisitions, capital investments, $16.5 million of increased SG&A intangible amortization due to acquisitions and included $19.2 million of accelerated depreciation associated with assets being replaced due to aforementioned projects.

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

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended 6/30	Fourth Quarter	Fiscal Year
Fiscal 2017
Consumer Packaging Shipments - thousands of tons	916.5	947.0	957.2	2,820.7	1,023.2	3,843.9
Consumer Packaging Converting Shipments - BSF	9.0	8.9	9.9	27.8	11.1	38.9
Consumer Packaging Converting Per Shipping Day - MMSF	149.7	138.7	157.2	148.4	179.6	156.2

Fiscal 2018
Consumer Packaging Shipments - thousands of tons	982.8	992.4	1,025.3	3,000.5
Consumer Packaging Converting Shipments - BSF	10.8	10.7	11.2	32.7
Consumer Packaging Converting Per Shipping Day - MMSF	176.9	170.1	174.9	173.9

Consumer Packaging Segment

	Net Sales (1)	Segment Income	Return on Sales
	(In millions, except percentages)
Fiscal 2017
First Quarter	$1,510.9	$87.6	5.8%
Second Quarter	1,554.6	118.8	7.6
Third Quarter	1,520.7	94.8	6.2
Nine Months Ended June 30, 2017	4,586.2	301.2	6.6
Fourth Quarter	1,866.3	124.6	6.7
Total	$6,452.5	$425.8	6.6%

Fiscal 2018
First Quarter	$1,763.3	$92.4	5.2%
Second Quarter	1,804.4	99.3	5.5
Third Quarter	1,844.5	130.3	7.1
Nine Months Ended June 30, 2018	$5,412.2	$322.0	5.9%

(1) Net sales before intersegment eliminations.

Given the size of the transaction, the variances below exclude the impact of MPS, except as noted, and we include the impact of MPS as a single variance for sales and income.

Net Sales (Consumer Packaging Segment)

The $323.8 million increase in net sales for the Consumer Packaging segment for the third quarter of fiscal 2018 compared to the prior year quarter was primarily due to the $290.4 million increase in net sales from acquisitions (primarily the MPS Acquisition), $24.1 million of higher price/mix and $12.4 million of higher volumes.

The $826.0 million increase in net sales for the Consumer Packaging segment for the nine months ended June 30, 2018 compared to the prior year period was primarily due to the $1,137.6 million increase in net sales from acquisitions (primarily the MPS Acquisition) and $43.3 million of higher selling price/mix, partially offset by the absence of sales from HH&B (which totaled $297.2 million in the prior year period) due to the HH&B Sale and $65.0 million of lower volumes. The volume decline primarily reflects lower merchandising displays sales and lower pulp shipments.

Segment Income (Consumer Packaging Segment)

Segment income of the Consumer Packaging segment for the quarter ended June 30, 2018 increased $35.5 million compared to the prior year quarter. Segment income in the quarter was reduced by an estimated $42.7 million for the net impact of cost inflation compared to the prior year quarter. The net impact of cost inflation was more than offset by an estimated $37.3 million of productivity improvements, $9.0 million of lower depreciation and amortization excluding the MPS Acquisition, $7.8 million for the impact of higher volumes, an estimated $6.1 million of higher selling price/mix and $18.9 million of segment income related to the MPS Acquisition including the impact of $13.2 million of acquisition inventory step-up expense in the third quarter of fiscal 2017. The net impact of cost inflation included an estimated $15.8 million of lower recovered fiber costs than the prior year period that were more than offset by higher freight costs, chemical costs, virgin fiber costs and wage and other costs.

Segment income of the Consumer Packaging segment for the nine months ended June 30, 2018 increased $20.8 million compared to the prior year period, primarily due to an estimated $97.4 million of productivity improvements, $52.7 million of segment income related to the MPS Acquisition including the impact of $13.2 million of acquisition inventory step-up expense in the third quarter of fiscal 2017, $29.9 million of lower depreciation and amortization excluding the MPS Acquisition compared to the prior year quarter, an estimated $20.9 million of higher selling price/mix and a $10.0 million favorable acquisition reserve adjustment, all of which were partially offset by an estimated $123.5 million of cost inflation, $38.9 million related to the absence of income from HH&B due to its sale in April 2017, $15.6 million of unfavorable weather in the second quarter of fiscal 2018 and $9.4 million for the impact of lower volumes compared to the prior year period. The net impact of cost inflation included an estimated $25.6 million of lower recovered fiber costs than the prior year period that were more than offset by higher freight costs, chemical costs, virgin fiber costs and wage and other costs.

Land and Development

	Net Sales (1)	Segment Income (Loss)	Return on Sales
	(In millions, except percentages)
Fiscal 2017
First Quarter	$54.0	$1.7	3.1%
Second Quarter	100.0	17.5	17.5
Third Quarter	71.1	0.2	0.3
Nine Months Ended June 30, 2017	225.1	19.4	8.6
Fourth Quarter	18.7	(5.6)	(29.9)
Total	$243.8	$13.8	5.7%

Fiscal 2018
First Quarter	$11.4	$(0.7)	(6.1)%
Second Quarter	26.7	16.1	60.3
Third Quarter	64.8	9.9	15.3
Nine Months Ended June 30, 2018	$102.9	$25.3	24.6%

(1) Net Sales before intersegment eliminations.

Net Sales (Land and Development Segment)

Land and Development’s net sales for the third quarter of fiscal 2018 were $64.8 million compared to $71.1 million in the third quarter of fiscal 2017. Land and Development’s net sales for the nine months ended June 30, 2018 were $102.9 million compared to $225.1 million in the prior year period. The decreased net sales in both periods were the result of the timing of land sales. We continue to include the remainder of the real estate holdings in assets held for sale because we have met the held for sale criteria. We expect to substantially complete the monetization of our portfolio by the end of calendar 2018.

Segment Income (Land and Development Segment)

Segment income attributable to the Land and Development segment was $9.9 million in the third quarter of fiscal 2018 compared to $0.2 million in the third quarter of fiscal 2017. Segment income attributable to the Land and Development segment was $25.3 million in the nine months ended June 30, 2018 compared to $19.4 million in the prior year period. The segment’s assets were stepped-up to fair value in fiscal 2015 as a result of purchase accounting, which resulted in substantially lower margins on the properties sold compared to earlier levels. The pre-tax non-cash impairment of certain mineral rights and real estate discussed above under the caption “Land and Development Impairments” are not included in segment income.

Liquidity and Capital Resources

On January 29, 2018, we announced that a definitive agreement had been signed for us to acquire all of the outstanding shares of KapStone for $35.00 per share and the assumption of approximately $1.36 billion in net debt, for a total enterprise value of approximately $4.9 billion. In contemplation of the transaction, on March 6, 2018, we issued $600.0 million aggregate principal amount of 3.75% senior notes due 2025 and $600.0 million aggregate principal amount of 4.0% senior notes due 2028 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In addition, on March 7, 2018, we entered into the Delayed Draw Credit Facilities that provide for $3.8 billion of senior unsecured term loans. We expect to finance the cash consideration, including existing KapStone debt to be assumed as part of the transaction upon closing, with facilities we currently have in place.

On April 27, 2018, we entered into a €500.0 million revolving credit facility with an incremental €100.0 million accordion feature with Coöperatieve Rabobank U.A., New York Branch as the administrative agent for the syndicate of banks. This facility provides for a 3-year unsecured U.S. dollar, Euro and Sterling denominated borrowing of not more than €500.0 million and matures on April 27, 2021. This facility replaced our $600.0 million European revolving credit facility with Coöperatieve Rabobank U.A., New York Branch that was closed on April 27, 2018.

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

At June 30, 2018, excluding the Delayed Draw Credit Facilities, we had approximately $3.2 billion of availability under our committed credit facilities, primarily under our revolving credit facility, the majority of which matures on July 1, 2022. This liquidity may be used to provide for ongoing working capital needs and for other general corporate purposes, including acquisitions, dividends and stock repurchases.

Certain restrictive covenants govern our maximum availability under our credit facilities. We test and report our compliance with these covenants as required by these facilities and were in compliance with these covenants at June 30, 2018. At June 30, 2018, we had $109.2 million of outstanding letters of credit not drawn upon.

Cash and cash equivalents were $452.6 million at June 30, 2018 and $298.1 million at September 30, 2017. Approximately 52% of the cash and cash equivalents at June 30, 2018 were held outside of the U.S. At June 30, 2018 and September 30, 2017, total debt was $6,537.5 million and $6,554.8 million, respectively, $594.4 million and $608.7 million of which was short-term at June 30, 2018 and September 30, 2017, respectively.

Cash Flow Activity

	Nine Months Ended
	June 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$1,506.7	$1,406.2
Net cash used for investing activities	$(909.0)	$(928.0)
Net cash used for financing activities	$(419.2)	$(591.6)

Net cash provided by operating activities during the nine months ended June 30, 2018 increased $100.5 million compared to the nine months ended June 30, 2017, primarily due to higher cash earnings which were partially offset by a $256.9 million net decrease in cash flow from working capital.

Net cash used for investing activities of $909.0 million in the nine months ended June 30, 2018 consisted primarily of $665.5 million for capital expenditures, $188.2 million for cash paid for the purchase of businesses, net of cash acquired primarily related to the Plymouth Acquisition, $108.0 million for an additional investment in Grupo Gondi, which were partially offset by $24.0 million of proceeds from the sale of a subsidiary and affiliates and $22.4 million of proceeds from the sale of property, plant and equipment. Net cash used for investing activities of $928.0 million in the nine months ended June 30, 2017 consisted primarily of $536.8 million for capital expenditures and $1,443.8 million for cash paid for the purchase of businesses, net of cash acquired primarily for the MPS Acquisition, U.S. Corrugated Acquisition and Star Pizza Acquisition net of the receipt of an escrow payment from the Packaging Acquisition. These amounts in the nine months ended June 30, 2017 were partially offset by $993.5 million of proceeds from the HH&B Sale and $40.8 million of proceeds from the sale of property, plant and equipment.

With the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $850 million per year. We believe we have an opportunity to improve our performance through capital investment. We expect fiscal 2018 capital expenditures to be approximately $1.0 billion. We expect to invest in projects (i) to maintain and operate our mills and plants safely, reliably and in compliance with regulations, (ii) that support our strategy to improve the competitiveness of our mill and converting assets, (iii) to build a new corrugated box plant in the Brazilian state of Sao Paulo to meet growing demand from our regional customers in South America to be completed in the second half of fiscal 2019, (iv) to install a 330” state-of-the-art kraft linerboard machine at our Florence, South Carolina mill with production expected to commence in the first half of calendar 2020, (v) to install a coater at our Mahrt coated natural kraft mill to be completed in fiscal 2019, and (vi) to generate attractive returns. However, it is possible that our capital expenditure assumptions may change, project completion dates may change, or we may decide to invest a different amount depending upon opportunities we identify, changes in market conditions or to comply with environmental or other regulation changes.

In the nine months ended June 30, 2018, net cash used for financing activities of $419.2 million consisted primarily of cash dividends paid to stockholders of $329.7 million and purchases of common stock of $100.8 million. In the nine months ended June 30, 2017, net cash used for financing activities of $591.6 million consisted primarily of cash dividends paid to stockholders of $301.6 million, purchases of common stock of $93.0 million and a net decrease in debt of $175.5 million. In July 2018, our board of directors approved our August 2018 quarterly dividend of $0.43 per share, indicating an annualized dividend of $1.72 per share. We paid a quarterly dividend of $0.43 per share in November 2017, February 2018 and May 2018, respectively, and in fiscal 2017, we paid four quarterly dividends of $0.40 per share for an annual dividend of $1.60 per share.

At June 30, 2018, the U.S. federal, state and foreign net operating losses, alternative minimum tax credits and other U.S. federal and state tax credits available to us aggregated approximately $166 million in future potential reductions of U.S. federal, state and foreign cash taxes. Based on our current projections, we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next two years. Foreign and state net operating losses and credits will be used over a longer period of time. It is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors. Fiscal 2018 will be the last year we will receive a tax benefit from the domestic production deduction. We expect our estimated cash tax payments in fiscal 2018 will be substantially lower than our income tax rate, excluding the estimated non-cash income tax benefit of $1,114.3 million as a result of the enactment of the Tax Act, and will be an estimated $150 million lower than they would have been prior to the passage of the Tax Act, primarily due to the corporate tax rate reduction, acceleration of expensing for certain business assets and repeal of the alternative minimum tax. The aforementioned cash tax estimates may differ from actual results due to a variety of factors, including, among others, changes to the extent that future results differ from currently available projections, additional guidance on application of the Tax Act, changes in interpretations and assumptions the Company has made and actions the Company may take as a result of the Tax Act. We expect our cash tax rate to move closer to our income tax rate in fiscal 2019.

We made contributions of $31.5 million to our pension and supplemental retirement plans during the nine months ended June 30, 2018. Based on current facts and assumptions, we expect to contribute approximately $38 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans. We have made contributions and expect to continue to make contributions in the coming years to our pension plans to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 (the “Pension Act”) and other regulations. Our estimates are based on current factors, such as discount rates and expected return on plan assets. It is possible that our assumptions may change, actual market performance may vary or we may decide to contribute different amounts.

In the normal course of business, we evaluate our potential exposure to MEPPs, including with respect to potential withdrawal liabilities. During the nine months ended June 30, 2018, we withdrew from two plans and recorded an aggregate estimated withdrawal liability of $184.2 million. See “Note 4. Retirement Plans” of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Forward-Looking Statements

Statements in this report that do not relate strictly to historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations, beliefs, plans or forecasts and use words such as “may”, “will”, “could”, “would”, “anticipate”, “intend”, “estimate”, “project”, “plan”, “believe”, “expect”, “target” and “potential”, or refer to future time periods, and include statements made in this report regarding, among other things: our anticipation that we will be able to fund capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; that we may seek to refinance existing indebtedness to extend maturities, reduce borrowing costs or otherwise improve the terms and composition of our indebtedness; that with the portfolio changes we have made, we estimate our baseline maintenance and return generating capital expenditures will be approximately $850 million per year; that we believe we have an opportunity to improve our performance through capital investment; that we expect fiscal 2018 capital expenditures to be approximately $1.0 billion; amounts and timing of capital expenditure projects; our expectation of paying an annualized dividend of $1.72 per share in fiscal 2018; we expect to contribute approximately $38 million to our U.S. and non-U.S. pension plans in fiscal 2018, primarily related to our Canadian plans; we expect to continue to make contributions in the coming years to our pension plans in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Act and other regulations; our expectation that the adoption of ASC 842 as of October 1, 2019 will result in recording additional assets and liabilities not previously reflected on our consolidated balance sheets but will not have a significant impact on the recognition, measurement, or presentation of lease expenses within the consolidated statements of income or the consolidated statement of cash flows; that for certain products we manufacture and which meet certain criteria, we will recognize revenue “over time” upon the adoption of ASC 606 which could result in (a) revenue recognition prior to the date of shipment or title transfer for these products and (b) an increase in unbilled receivables balances and a reduction in finished goods inventory balances on our balance sheet from historic and current levels; our belief that the resolution of a number of other lawsuits and claims arising out of the conduct of our business will not have a material adverse effect on our results of operations, financial condition or cash flows; our expectation that the resolution of pending litigation and proceedings related to asbestos-related personal injury litigation or the Antitrust Litigation will not have a material adverse effect on our consolidated financial condition or liquidity or our results of operations, financial condition or cash flows, respectively; that our compliance initiatives related to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations could result in significant costs, which could negatively impact our results of operations, financial condition cash flows; we expect to utilize the remaining U.S. federal net operating losses, alternative minimum tax and other U.S. federal credits primarily over the next two years and that foreign and state net operating losses and credits will be used over a longer period of time, though it is possible that our utilization of these net operating losses and credits may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; we expect our estimated cash tax payments in fiscal 2018 will be substantially lower than our income tax rate, excluding the estimated non-cash income tax benefit of $1,114.3 million as a result of the enactment of the Tax Act, and will be an estimated $150 million lower than they would have been prior to the passage of the Tax Act; we expect our cash tax rate to move closer to our income tax rate in fiscal 2019; our estimate of our exposure for matters related to guarantees of approximately $50 million; our belief that our exposure related to guarantees would not have a material impact on our results of operations, financial condition or cash flows; funding for our domestic operations in the foreseeable future is expected to come from sources of liquidity within our domestic operations, including cash and cash equivalents, and available borrowings under our credit facilities; the KapStone transaction is expected to close by the end of the quarter ending September 30, 2018 or during the following quarter; we expect to finance the cash consideration for the KapStone transaction, including existing KapStone debt to be assumed as part of the transaction upon closing, through our utilization of our Delayed Draw Credit Facilities, as well as our other existing credit facilities; that it is reasonably possible that we may incur withdrawal liabilities with respect to certain other MEPPs in connection with such withdrawals; we intend to fully integrate an estimated additional 40,000 tons of containerboard used by Plymouth annually; our belief that the MPS Acquisition will increase our annual paperboard consumption by approximately 225,000 tons, of which we expect approximately 100,000 tons to be supplied by us by the first half of fiscal 2019; our expectation that the adoption of certain ASUs will not have a material impact on our consolidated financial statements; our expectation that PIUMPF’s demand related to the withdrawal will include both a payment for withdrawal liability and for our proportionate share of PIUMPF’s accumulated funding deficiency; provisional amounts related to the deferred tax balances and one-time transition tax as a result of the Tax Act; that we expect to substantially complete the monetization of our land and development portfolio by the end of calendar 2018; while it is difficult to predict specific inflationary items, we expect higher cost inflation to continue; we will continue to analyze the impacts of the Tax Act on us and refine our estimates of the balances; we expect the net proceeds from issuances of notes under the commercial paper program to be used for general corporate purposes; we do not anticipate future changes to the provisional fair value estimates of assets and liabilities assumed in acquisitions to be significant; and expected totals for restructuring and other costs.

With respect to these statements, we have made assumptions regarding, among other things, the results and impacts of the Combination and the Separation; our ability to effectively integrate the operations of RockTenn and MWV; the results and impacts of the Plymouth Packaging Acquisition, the MPS Acquisition, the U.S. Corrugated Acquisition, the Island Container Acquisition, the S.P. Fiber Acquisition, the Packaging Acquisition, the Hannapak Acquisition and the Star Pizza Acquisition; economic, competitive and market conditions; volumes and price levels of purchases by customers; competitive conditions in our businesses; possible adverse actions of our customers, competitors and suppliers; labor costs; the amount and timing of capital expenditures, including installation costs, project development and implementation costs, severance and other shutdown costs; restructuring costs; utilization of real property that is subject to the restructurings due to realizable values from the sale of such property; credit availability; volumes and price levels of purchases by customers; raw material and energy costs; and competitive conditions in our businesses.

You should not place undue reliance on any forward-looking statements as such statements involve risks, uncertainties, assumptions and other factors that could cause actual results to differ materially, including the following: the level of demand for our products; our ability to successfully identify and make performance and productivity improvements; anticipated returns on our capital investments; our ability to achieve benefits from acquisitions and the timing thereof, including synergies, performance improvements and successful implementation of capital projects; our belief that matters relating to previously identified third party PRP sites and certain formerly owned facilities of Smurfit-Stone have been or will be satisfied related to claims in the Smurfit-Stone bankruptcy proceedings; the level of demand for our products; our belief that we can assert claims for indemnification pursuant to existing rights we have under settlement and purchase agreements in connection with certain of our existing environmental remediation sites; the possibility of and uncertainties related to planned mill outages or production disruptions; investment performance, discount rates, return on pension plan assets and expected compensation levels; market risk from changes in interest rates and commodity prices; possible increases in energy, raw materials, shipping and capital equipment costs; any reduction in the supply of raw materials; fluctuations in selling prices and volumes; intense competition; the potential loss of certain customers; the impact of the Tax Act; our ability to complete, and risks and uncertainties associated with, the proposed acquisition of KapStone; our ability to meet the conditions to completing the acquisition of KapStone, including receiving KapStone stockholder approval and obtaining certain regulatory approvals on the terms expected or on the anticipated schedule; and the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction; the impact of operational restructuring activities; potential liability for outstanding guarantees and indemnities and the potential impact of such liabilities; the impact of economic conditions, including the nature of the current market environment, raw material and energy costs and market trends or factors that affect such trends, such as expected price changes, competitive pricing pressures and cost increases; our ability to anticipate trends that would enable us to offer products that respond to changing customer preferences; our results of operations, including operational inefficiencies, costs, sales growth or declines; our desire or ability to continue to repurchase Common Stock; the timing and impact of customer transitioning, the impact of announced price increases or decreases; pension plan contributions and expense, funding requirements and earnings; environmental law liability as well as the impact of related compliance efforts, including the cost of required improvements and the availability of certain indemnification claims; the effectiveness of our quality control measures and systems; capital expenditures; the cost and other effects of complying with governmental laws and regulations and the timing of such costs; the scope, and timing and outcome of any litigation, including the Antitrust Litigation or other dispute resolutions and the impact of any such litigation or other dispute resolutions on our results of operations, financial condition or cash flows; income tax rates, future deferred tax expense and future cash tax payments; future debt repayment; our ability to fund our capital expenditures, interest payments, dividends and stock repurchases, pension payments, working capital needs, note repurchases, restructuring activities, repayments of current portion of long-term debt and other corporate actions for the foreseeable future from cash generated from operations, borrowings under our credit facilities, proceeds from our A/R Sales Agreement, proceeds from the issuance of debt or equity securities or other additional long-term debt financing, including new or amended facilities; our estimates and assumptions regarding our contractual obligations and the impact of our contractual obligations on our liquidity and cash flow; the impact of changes in assumptions and estimates underlying accounting policies; the expected impact of implementing new accounting standards; the impact of changes in assumptions and estimates on which we based the design of our system of disclosure controls and procedures; the expected cash tax payments that may change due to changes in taxable income, tax laws or tax rates, capital expenditures or other factors; the occurrence of severe weather or a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire, or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration; adverse changes in general market and industry conditions; and other risks, uncertainties and factors discussed in Item 1A “Risk Factors” of our Fiscal 2017 Form 10-K and Item 1A “Risk Factors” of this Report on Form 10-Q for the third quarter of fiscal 2018. The information contained herein speaks as of the date hereof and we do not have or undertake any obligation to update such information as future events unfold.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the “Quantitative and Qualitative Disclosures About Market Risk” section in our Fiscal 2017 Form 10-K for a discussion of certain of the market risks to which we are exposed. There have been no material changes in our exposure to market risk since September 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

We May Not Complete Our Proposed Acquisition of KapStone

The consummation of the KapStone Acquisition is subject to certain closing conditions, including, among others, (i) the adoption of the merger agreement by KapStone stockholders, which under applicable law requires the affirmative vote of the holders of a majority of the issued and outstanding shares of KapStone common stock, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii)  the absence of any material law or any order prohibiting the consummation of the KapStone Acquisition, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the merger agreement, as well as the performance of each party’s obligations under the merger agreement in all material respects and (v) each of WestRock and KapStone receiving an opinion from their respective counsels to the effect that the KapStone Acquisition should qualify as a tax free reorganization with respect to stockholder’s who receive WestRock stock. In addition, the merger agreement contains certain termination rights for both KapStone and WestRock, including in the event (i) the KapStone Acquisition is not consummated on or before October 29, 2018 (which deadline may be extended under certain circumstances to April 29, 2019), (ii) the approval of the stockholders of KapStone is not obtained or (iii) KapStone terminates the merger agreement to enter into a definitive written agreement providing for a superior alternative transaction. The conditions to the closing of the KapStone Acquisition may not be satisfied and the merger agreement could be terminated. In addition, satisfying the conditions to the KapStone Acquisition may take longer, and could cost more, than we and KapStone expect; in particular, we could be required to divest certain assets in order to obtain antitrust clearance in the United States. The occurrence of any of these events individually or in combination may adversely affect the benefits we expect to achieve from the KapStone Acquisition and the trading price of our Common Stock. In addition, if the KapStone Acquisition does not close, the attention of our management will have been diverted to the KapStone Acquisition, rather than our operations and pursuit of other opportunities.

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

Stock Repurchase Program

In July 2015, our board of directors authorized a repurchase program of up to 40.0 million shares of Common Stock. The shares of Common Stock may be repurchased over an indefinite period of time at the discretion of management. Pursuant to the program, in the three months ended June 30, 2018, we repurchased approximately 1.7 million shares of Common Stock for an aggregate cost of $100.8 million. As of June 30, 2018, we had approximately 23.0 million shares of Common Stock available for repurchase under the program.

The following table presents information with respect to purchases of Common Stock that we made during the three months ended:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2018 through April 30, 2018	—	$—	—	24,662,649
May 1, 2018 through May 31, 2018	1,467,360	59.87	1,467,360	23,195,289
June 1, 2018 through June 30, 2018	220,000	59.04	220,000	22,975,289
Total	1,687,360		1,687,360

Item 6.EXHIBITS

See separate Exhibit Index attached hereto and hereby incorporated by reference.

WESTROCK COMPANY

INDEX TO EXHIBITS

Exhibit 10.1

Credit Agreement, dated as of April 27, 2018, among WestRock Company, as parent, WRK Luxembourg S.à r.l., WRK International Holdings S.à r.l., Multi Packaging Solutions Limited and WestRock Packaging Systems Germany GmbH, as borrowers, the lenders party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 of WestRock’s Current Report on Form 8-K filed on April 30, 2018).

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

WESTROCK COMPANY
(Registrant)

Date:	August 2, 2018	By:	/s/ Ward H. Dickson
Ward H. Dickson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)